Form 10-Q
period 1996-03-31
GLOBALSTAR TELECOMMUNICATIONS LTD
filed 1996-05-15
CIK 933401

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

                            ------------------------

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                        Commission File Number 33-86808

                            ------------------------

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                                  Cedar House
                                41 Cedar Avenue
                             Hamilton HM12, Bermuda
                           Telephone: (809) 295-2244

                     Jurisdiction of Incorporation: Bermuda

                     IRS identification number: 13-3795510

                            ------------------------

     The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or such shorter period as the registrant was required to file such reports.

     As of May 10, 1996, there were 10,000,000 shares of Globalstar Telecommunications Limited Common Stock outstanding.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)



                                                                       MARCH 31,      DECEMBER 31,
                                                                         1996             1995
                                                                      -----------     ------------
                                                                      (UNAUDITED)        (NOTE)
ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests........................   $ 291,424        $     --
  Ordinary partnership interests....................................     169,836         173,118
                                                                      -----------     ------------
                                                                       $ 461,260        $173,118
                                                                       =========      ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Interest payable..................................................   $   1,354        $     --

Convertible preferred equivalent obligations........................     290,070              --

Shareholders' equity:
  Common stock, $1.00 par value, 60,000,000 shares
     authorized 10,000,000 issued and outstanding...................      10,000          10,000
  Paid-in capital...................................................     175,750         175,750
  Accumulated deficit...............................................     (15,914)        (12,632)
                                                                      -----------     ------------
Total shareholders' equity..........................................     169,836         173,118
                                                                      -----------     ------------
Total liabilities and shareholders' equity..........................   $ 461,260        $173,118
                                                                       =========      ==========

    Note: The December 31, 1995 balance sheet has been derived from audited financial statements at that date.

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED     THREE MONTHS ENDED
                                                            MARCH 31, 1996         MARCH 31, 1995
                                                          ------------------     ------------------
Equity in net loss of Globalstar, L.P...................       $  3,282               $  1,548
Dividend income on Globalstar, L.P. Redeemable Preferred
  Partnership Interests.................................         (1,424)                    --
Interest expense........................................          1,424                     --
                                                                -------                -------
Net loss................................................       $  3,282               $  1,548
                                                                =======                =======
Net loss per share......................................       $   0.33               $   0.15
                                                                =======                =======
Shares used in computing net loss per share.............         10,000                 10,000
                                                                =======                =======

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                          THREE MONTHS ENDED     THREE MONTHS ENDED
                                                            MARCH 31, 1996         MARCH 31, 1995
                                                          ------------------     ------------------
Cash flows from operating activities:
  Net loss..............................................      $   (3,282)             $ (1,548)
  Equity in net loss of Globalstar, L.P.................           3,282                 1,548
  Dividend income on Redeemable Preferred Partnership
     Interests..........................................          (1,424)                   --
  Amortization of Convertible Preferred Equivalent
     Obligations issue costs............................              70                    --
  Change in operating liability:
     Interest payable...................................           1,354                    --
                                                               ---------             ---------
Net cash provided by (used in) operating activities.....              --                    --
                                                               ---------             ---------
Investing activities:
  Purchase of general partnership interests in
     Globalstar, L.P....................................              --              (185,750)
  Purchase of Redeemable Preferred Partnership Interests
     in Globalstar, L.P.................................        (290,000)                   --
                                                               ---------             ---------
Net cash used in investing activities...................        (290,000)             (185,750)
                                                               ---------             ---------
Financing activities:
  Repurchase of common stock from Globalstar, L.P.......              --                  (124)
  Repayment of advances from Globalstar, L.P............              --                   (66)
  Offering proceeds used to repay initial public
     offering costs deferred in prior period............              --                   190
  Net proceeds from sale of common stock................              --               185,750
  Payment of debt offering costs........................         (10,000)                   --
  Sale of Convertible Preferred Equivalent
     Obligations........................................         300,000                    --
                                                               ---------             ---------
Net cash provided by financing activities...............         290,000               185,750
                                                               ---------             ---------
Net increase in cash and cash equivalents...............              --                    --
Cash and cash equivalents, beginning of period..........              --                    --
                                                               ---------             ---------
Cash and cash equivalents, end of period................      $       --              $     --
                                                               =========             =========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

     1. The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited (the "Company" or "GTL") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto in the Company's latest annual report.

2. ORGANIZATION AND BUSINESS

     On November 23, 1994, GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. On February 14, 1995, the Company completed an initial public offering of 10,000,000 shares of common stock resulting in net proceeds of $185,750,000. Effective February 22, 1995, the Company purchased 10,000,000 general partnership interests from Globalstar, L.P. ("Globalstar"), with the net proceeds of the initial public offering. GTL's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

     The Company's sole business is acting as a general partner of Globalstar, a development stage limited partnership, which is building and is preparing to launch and operate a worldwide, low-earth orbit satellite-based wireless digital telecommunications system.

     At March 31, 1996, GTL held 21.3% of the ordinary partnership interests and 100% of the Redeemable Preferred Partnership Interests in Globalstar, see Footnotes 3 and 4 -- Sale of Convertible Preferred Equivalent Obligations. The Company accounts for its investment in Globalstar on an equity accounting basis, recognizing its allocated share of net loss in the period incurred. The Company's allocated share of Globalstar's net loss from the period February 22, 1995 through March 31, 1996 was $15,914,000.

3. SALE OF CONVERTIBLE PREFERRED EQUIVALENT OBLIGATIONS

     On March 6, 1996, GTL issued 6,000,000 shares of Convertible Preferred Equivalent Obligations, par value $50 per share, (the "Securities") for $300,000,000 in a private placement of which $100,000,000 principal amount was purchased by Loral Corporation ("Loral") (See Note 4 -- Subsequent Events). The Securities are subordinated to existing and future debt obligations of GTL, are convertible into 4,615,385 shares of GTL Common Stock at a conversion price of $65.00 per share, bear interest at 6 1/2% per annum payable quarterly, are redeemable (at a premium which declines over time) by GTL beginning in 2000 (or beginning in 1997 if GTL's stock price exceeds certain defined price ranges), and, if still outstanding, must be redeemed by GTL on March 1, 2006. GTL has agreed to file a Registration Statement with the SEC covering the securities within 120 days. The Securities are shown in the accompanying financial statements net of discounts and other offering costs and are being increased to their redemption value over the term of the Securities.

     The net proceeds of $290,000,000 were used by GTL to purchase 4,615,385 Redeemable Preferred Partnership Interests in Globalstar. The Redeemable Preferred Partnership Interests will convert to ordinary partnership interests on a one-for-one basis upon any conversion of the Securities, will pay a quarterly preferred distribution to GTL of 6 1/2% per annum, will be allocated losses of the partnership only after all adjusted capital accounts of the ordinary partnership interests have been reduced to zero, and are redeemable on terms comparable to the Securities. Globalstar may elect to make the quarterly preferred distribution to GTL in cash or general partnership interests. If such distribution is made in cash, GTL must make its interest

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

3. SALE OF CONVERTIBLE PREFERRED EQUIVALENT OBLIGATIONS -- (CONTINUED)

payment on the Securities in cash. Globalstar may elect to defer payment of the preferred distribution; in such case, GTL may also elect to defer interest payment on the Securities, however, holders of the Securities are entitled to certain representation rights on the General Partners' Committee of Globalstar in the event six consecutive interest payments are deferred.

4. SUBSEQUENT EVENTS

  Sale of Convertible Preferred Equivalent Obligations

     On April 3, 1996, GTL issued an additional 200,000 shares of its 6 1/2% Convertible Preferred Equivalent Obligations for $10,000,000 of which $2,500,000 principal amount was purchased by Loral. The net proceeds of $9,500,000 from the issuance of the Securities were used by the Company to purchase 153,846 Redeemable Preferred Partnership Interests in Globalstar. All obligations and rights are consistent with the original offering.

  Effective Date of the Merger

     On April 23, 1996, the merger between Loral and Lockheed Martin Corporation was completed. In conjunction with the merger, Loral's space and communications businesses, including its direct and indirect interests in Globalstar, GTL, Space Systems/Loral, Inc. and other affiliated businesses, as well as certain other assets, have been transferred to Loral Space & Communications Ltd., a Bermuda corporation.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                            CONDENSED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PARTNERSHIP INTEREST DATA)

                                                                     DECEMBER 31,      MARCH 31,
                                                                         1995             1996
                                                                     ------------     ------------
                                                                     (UNAUDITED)         (NOTE)
                              ASSETS
  Current assets:
     Cash and cash equivalents.....................................    $247,108         $ 71,602
     Other current assets..........................................       3,230              506
                                                                     ------------     ------------
          Total current assets.....................................     250,338           72,108
  Property and equipment, net......................................       1,597            1,509
  Globalstar System Under Construction:
     Space segment.................................................     441,345          348,434
     Ground segment................................................      67,477           51,823
                                                                     ------------     ------------
                                                                        508,822          400,257

  Deferred FCC license costs.......................................       7,632            7,056
  Deferred financing costs.........................................      23,285           24,461
                                                                     ------------     ------------
          Total assets.............................................    $791,674         $505,391
                                                                     ==========       ==========
                      LIABILITIES AND PARTNERS' CAPITAL
  Current liabilities:
     Payable to affiliates.........................................    $ 36,961         $ 49,639
     Accrued expenses..............................................       6,591            4,782
                                                                     ------------     ------------
          Total current liabilities................................      43,552           54,421
  Deferred revenues................................................      23,652           21,913
  Vendor financing liability.......................................      61,584           42,219
  Commitments and contingencies (Note 4)

  Partners' capital:
     Redeemable preferred partnership interests
       (4,615,385 outstanding at March 31, 1996)...................     291,424               --
     Ordinary partnership interests (47,000,000 outstanding).......     348,861          364,237
     Warrants......................................................      22,601           22,601
                                                                     ------------     ------------
          Total partners' capital..................................     662,886          386,838
                                                                     ------------     ------------
          Total liabilities and partners' capital..................    $791,674         $505,391
                                                                     ==========       ==========

    Note: The December 31, 1995 balance sheet has been derived from audited financial statements at that date.

                  See notes to condensed financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          CUMULATIVE
                                                                                        MARCH 23, 1994
                                                                                       (COMMENCEMENT OF
                                             THREE MONTHS ENDED   THREE MONTHS ENDED    OPERATIONS) TO
                                               MARCH 31, 1996       MARCH 31, 1995      MARCH 31, 1996
                                             ------------------   ------------------   ----------------
Operating expenses:
  Development costs........................       $ 11,377             $ 16,198            $ 95,510
  Marketing, general and administrative....          4,024                3,197              28,144
                                                   -------              -------            --------
Total operating expenses...................         15,401               19,395             123,654
Interest income............................          1,449                2,159              15,221
                                                   -------              -------            --------
Net loss...................................         13,952               17,236             108,433
                                                   -------              -------            --------
Preferred distribution and related increase
  on Redeemable Preferred Partnership
  Interests................................          1,424                   --               1,424
                                                   -------              -------            --------
Net loss applicable to ordinary partnership
  interests................................       $ 15,376             $ 17,236            $109,857
                                                   =======              =======            ========

                  See notes to condensed financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          CUMULATIVE
                                                                                        MARCH 23, 1994
                                                                                       (COMMENCEMENT OF
                                             THREE MONTHS ENDED   THREE MONTHS ENDED    OPERATIONS) TO
                                               MARCH 31, 1996       MARCH 31, 1995      MARCH 31, 1996
                                             ------------------   ------------------   ----------------
Cash flows from operating activities:
  Net loss..................................     $  (13,952)          $  (17,236)         $ (108,433)
  Deferred revenues.........................          1,739                   --              23,652
  Depreciation and amortization.............          1,568                   73               2,081
Changes in operating assets and liabilities:
  Other current assets......................         (2,724)                (985)             (3,230)
  Payable to affiliates.....................         (4,225)               6,476               2,134
  Accrued expenses..........................          1,809                  294               6,591
                                                  ---------            ---------           ---------
Net cash used in operating activities.......        (15,785)             (11,378)            (77,205)
                                                  ---------            ---------           ---------
Investing activities:
  Globalstar System Under Construction......       (108,565)             (42,511)           (508,822)
  Payable to affiliates for Globalstar
     System Under Construction..............         (8,453)              (2,340)             25,519
  Vendor financing liability................         19,365                   --              61,584
                                                  ---------            ---------           ---------
     Cash used for Globalstar System........        (97,653)             (44,851)           (421,719)
  Purchases of property and equipment.......           (230)                 (73)             (2,237)
  Deferred FCC license costs................           (576)                (539)             (5,397)
  Purchases of investments..................             --             (127,734)           (126,923)
  Maturity of investments...................             --                   --             126,923
  Other current assets......................             --                  190                  --
                                                  ---------            ---------           ---------
Net cash used in investing activities.......        (98,459)            (173,007)           (429,353)
                                                  ---------            ---------           ---------
Financing activities:
  Deferred financing costs..................           (250)                  --              (2,125)
  Proceeds of capital subscriptions
     receivable.............................             --              131,980             282,441
  Payment of accrued capital raising
     costs..................................             --                   --              (2,400)
  Sale of partnership interests to
     Globalstar Telecommunications
     Limited................................             --              185,750             185,750
  Sale of Redeemable Preferred Partnership
     Interests..............................        290,000                   --             290,000
                                                  ---------            ---------           ---------
Net cash provided by financing activities...        289,750              317,730             753,666
                                                  ---------            ---------           ---------
Net increase in cash and cash equivalents...        175,506              133,345             247,108
Cash and cash equivalents, beginning of
  period....................................         71,602               73,560                  --
                                                  ---------            ---------           ---------
Cash and cash equivalents, end of period....     $  247,108           $  206,905          $  247,108
                                                  =========            =========           =========
Noncash transactions:
  Payable to affiliates.....................                                              $    9,308
                                                                                           =========
  Accrual of capital raising costs..........                                              $    2,400
                                                                                           =========
  Deferred FCC license costs................                                              $    2,235
                                                                                           =========
  Warrants issued in exchange for debt
     guarantee..............................                                              $   22,601
                                                                                           =========

                  See notes to condensed financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed financial statements have been prepared by Globalstar, L.P. ("Globalstar") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. Globalstar believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the annual report of Globalstar Telecommunications Limited (the "Company" or "GTL").

2. ORGANIZATION AND BUSINESS

     Globalstar, founded by Loral Corporation ("Loral") and QUALCOMM Incorporated ("Qualcomm"), is building, and is preparing to launch and operate a worldwide, low-earth orbit satellite-based wireless digital telecommunications system (the "Globalstar System").

     Globalstar, a Delaware limited partnership with a December 31 fiscal year end, was formed in November 1993. It had no activities until March 23, 1994, when it received capital subscriptions for $275 million and commenced operations. The accompanying financial statements reflect the operations of Globalstar from that date.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Development Stage Company

     Globalstar is devoting substantially all of its present efforts to the design, licensing, construction, testing and financing of the Globalstar System, and establishing its business. Its planned principal operations have not commenced. Accordingly, Globalstar is a development stage company as defined in Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises".

     Globalstar may encounter problems, delays and expenses, many of which may be beyond Globalstar's control. These may include, but are not limited to, problems related to technical development of the system, testing, regulatory compliance, manufacturing and assembly, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. There can be no assurance that substantial delays in any of the foregoing matters would not delay Globalstar's achievement of profitable operations.

 Preferred Partnership Distribution

     Distributions accrue on the Redeemable Preferred Partnership Interests at
6 1/2% per annum, in addition Globalstar is increasing the carrying value to its ultimate redeemable value. The distributions are recorded as reductions against the ordinary partnership capital accounts.

4. GLOBALSTAR SYSTEM UNDER CONSTRUCTION

  The Space Segment

     Globalstar has entered into a contract with Space Systems/Loral, Inc. ("SS/L"), an affiliate of Loral and a limited partner of Loral/Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, to design, manufacture, test and launch its 56 satellite constellation. The price of the contract consists of three parts, the first for non-recurring work at a price not to exceed $115.7 million, the second for recurring work at a fixed price of $15.6 million per satellite (including certain performance incentives of up to approximately

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (Continued)

4. GLOBALSTAR SYSTEM UNDER CONSTRUCTION -- (CONTINUED)

$1.9 million per satellite) and the third for launch services and insurance. The total contract price reflects certain scope of work claims negotiated with SS/L during 1995. Termination by Globalstar of this contract would result in termination fees, which may be substantial.

     SS/L has agreed to obtain launch vehicles and arrange for the launch of Globalstar's satellites on Globalstar's behalf at an estimated total cost of $302 million for all 56 satellites, and obtain insurance to cover the replacement cost of satellites or launch vehicles lost in the event of a launch failure for an estimated cost of $92 million. In certain circumstances these amounts are subject to equitable adjustment in light of future market conditions, which may, in turn, be influenced by international political developments. Any change in such assumptions may result in an increase in the costs paid by Globalstar, which may be substantial. SS/L has entered into subcontracts with certain of Globalstar's limited partners or affiliates thereof. The design and manufacture of the payload modules will be performed by Alcatel Espace at a fixed price of approximately $208 million, subject to certain adjustments. Fixed price subcontracts in the amounts of $202 million, $178 million and $41 million have also been awarded to Alenia Spazio S.p.A., Daimler-Benz Aerospace AG and Aerospatiale, respectively. Globalstar, SS/L and Hyundai Electronics Industries Co. Ltd. ("Hyundai") have entered into a subcontract providing work for Hyundai in an amount of approximately $44 million. Globalstar and SS/L have further agreed to support Hyundai in its efforts as a satellite vendor, including providing training and transferring certain technology know-how to Hyundai for compensation to be agreed upon among the parties.

     Globalstar's space segment contract with SS/L calls for a portion of the contract price to be deferred as vendor financing and repaid over as long as a five-year period, commencing upon the initial service and full coverage dates of the Globalstar satellite constellations. Globalstar has agreements for approximately $310 million of vendor financing from SS/L and its subcontractors, $90 million of which is interest bearing.

  The Ground Segment

     Globalstar has entered into a contract with Qualcomm providing for the design, development, manufacture, installation, testing and maintenance of four gateways, two ground operations control centers and 100 pre-production subscriber terminals. The contract provides for reimbursement to Qualcomm, subject to a cap for certain joint development efforts, for contract costs incurred, plus a 12% fee thereon and is currently estimated to total $350 million. The contract also includes a cost sharing arrangement for certain technologies being developed by Qualcomm. Termination by Globalstar of its contract with Qualcomm would result in delays and termination fees, which may be substantial. A portion of the ground operations control center software is being developed by Globalstar.

     A letter agreement among Qualcomm, Globalstar and Hyundai grants to Hyundai an option to become a licensee authorized to manufacture and sell Globalstar subscriber terminals to service providers. Should Hyundai choose to exercise this option, it would, for a five year period following Globalstar's In-Service date, be the exclusive licensee authorized to manufacture and sell subscriber terminals in South and North Korea.

     Globalstar will receive from Qualcomm or its licensee(s) a payment of approximately $400,000 for each installed gateway sold to a Globalstar service provider. In addition, Globalstar will receive a payment of up to $10 on each Globalstar subscriber terminal sold, until Globalstar's funding of that design has been recovered.

     Globalstar has entered into an agreement with a subsidiary of Loral for the development and delivery of two satellite operations control centers and 33 telemetry and command units for the Globalstar System. The maximum contract price is $25.1 million and provides for reimbursement to the Loral subsidiary for contract

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (Continued)

4. GLOBALSTAR SYSTEM UNDER CONSTRUCTION -- (CONTINUED)

costs incurred such as labor, materials, travel, license fees, royalties and general and administrative expenses. The Loral subsidiary will receive a 12% fee under the contract, 6% of which is payable at the time the costs are incurred, with the remainder payable upon achievement of certain milestones. Globalstar will own any intellectual property produced under the contract.

 Total System Cost

     At March 31, 1996, Globalstar had estimated the cost for the design, construction and deployment of the Globalstar System, excluding working capital, cash interest on anticipated borrowings and operating expenses to be approximately $1.8 billion. Actual amounts may vary from this estimate and additional funds would be required in the event of unforeseen delays, cost overruns, launch failures or other technological risks or adverse regulatory developments, or to meet unanticipated expenses.

     Additional funds to complete the Globalstar System are expected to be obtained through a combination of debt issuance, which may include an equity component, projected service provider payments, projected net service revenues from initial operations, anticipated payments received from the sale of gateways and Globalstar subscriber terminals and placements of limited partnership interests with new and existing strategic investors. Although Globalstar believes it will be able to obtain this additional financing, there can be no assurance that the financing will be available on favorable terms or on a timely basis, if at all.

5. PARTNERS' CAPITAL

  Sale of Redeemable Preferred Partnership Interests

     On March 6, 1996, GTL purchased 4,615,385 Redeemable Preferred Partnership Interests ("RPPIs") in Globalstar with the net proceeds of GTL's sale of Convertible Preferred Equivalent Obligations (the "Securities") in the amount of $290,000,000. The RPPIs will convert to ordinary general partnership interests on a one-for-one basis upon any conversion of the Securities, will pay a quarterly preferred distribution to GTL of 6 1/2% per annum, will be allocated losses of the partnership only after all adjusted capital accounts of the ordinary partnership interests have been reduced to zero, and are redeemable on terms comparable to the Securities. If still outstanding, the RPPIs must be redeemed by Globalstar on March 1, 2006 for the aggregate amount of $300,000,000, plus all unpaid distributions. Globalstar may elect to make the quarterly preferred distribution to GTL in cash or general partnership interests. If such distribution is made in cash, GTL must make its interest payment on the Securities in cash. Globalstar may elect to defer payment of the preferred distribution; in such case, GTL may also elect to defer interest payment on the Securities, however, holders of the Securities are entitled to certain representation rights on the General Partners' Committee of Globalstar in the event six consecutive interest payments are deferred.

6. SUBSEQUENT EVENTS

  Sale of Redeemable Preferred Partnership Interests

     On April 3, 1996, GTL purchased an additional 153,846 RPPIs in Globalstar with the net proceeds from the additional sale of the Securities in the amount of $9,700,000. All obligations and rights are consistent with the original offering, see Note 5 -- Partners' Capital.

  Effective Date of the Merger

     On April 23, 1996, the merger between Loral and Lockheed Martin Corporation was completed. In conjunction with the merger, Loral's space and communications businesses, including its direct and indirect interests in Globalstar, GTL, SS/L and other affiliated businesses, as well as certain other assets, have been transferred to Loral Space & Communications Ltd., a Bermuda corporation.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GTL is a holding company that acts as a general partner of Globalstar and has no other business. The Company's sole asset is its investment in Globalstar and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. Accordingly, management's discussion and analysis addresses the financial condition and results of operations of Globalstar. In its annual and quarterly reports, GTL presents separate financial statements for GTL and Globalstar.

     Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, are forward-looking statements that involve risks and uncertainties, many of which may be beyond Globalstar's control. These may include, but are not limited to, problems relating to technical development of the system, testing, regulatory compliance, manufacturing and assembly, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. The actual results that Globalstar achieves may differ materially from any forward-looking projections due to such risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1996, cash and cash equivalents increased to $247.1 million from $71.6 million at December 31, 1995. The net increase is a result of the receipt of $290.0 million from the sale of 4,615,385 Redeemable Preferred Partnership Interests, advance payments received for option territories of $1.7 million and interest on outstanding cash balances of $1.4 million, offset by the expenditures for operations and the Globalstar System Under Construction.

     Payables to affiliates and accrued expenses decreased by $10.8 million from $54.4 million to $43.6 million during the three months ended March 31, 1996, as a result of the timing of payments to Globalstar contractors.

     Globalstar anticipates that the cost for the design, construction and deployment of the Globalstar System, excluding working capital, cash interest on anticipated borrowings and operating expenses to be approximately $1.8 billion. Actual amounts may vary from this estimate and additional funds would be required in the event of unforeseen delays, cost overruns, launch failures or other technological risks or adverse regulatory developments, or to meet unanticipated expenses.

     Through March 31, 1996, Globalstar incurred costs of approximately $612 million for the design and construction of the satellite constellation, launch vehicle payments and portions of the two SOCCs, two GOCCs, Globalstar Phones and four gateways that make up part of the Globalstar ground segment. Costs incurred during the first quarter 1996 were approximately $121 million (including $19.4 million accrued under vendor financing arrangements) as satellite production activities continued, including pre-production model construction and test, parts procurement and subassembly construction of the satellites. Expenditures for the GOCCs and SOCCs included costs for software integration and test. Total 1996 system costs are expected to approximate $566 million and include an estimated $90.1 million of accrued costs under vendor financing arrangements. Satellite production, integration and testing will continue during the year. Ground Segment activities in 1996 will include the development of laboratory prototypes of the Globalstar Phones and the completion of SOCC installation and checkout.

     In addition to the above capital requirements, Globalstar will require funds for its working capital, interest and preferred distributions on the Redeemable Preferred Partnership Interests and future financings, repayment of a portion of vendor financing and operating expenses through the Full Constellation Date, currently estimated to be approximately $293 million.

     Globalstar and its strategic service providers intend to jointly finance the procurement of 25 gateways and long-lead parts for 25 additional gateways for resale to service providers, thereby accelerating the deployment of gateways around the world prior to the In-Service Date. The cost of this program before financing costs is expected to be approximately $160 million, of which Globalstar has agreed to finance approximately $80

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

million. Globalstar expects to recover its investment in this gateway financing program from the resale of these gateways to service providers.

     This information represents Globalstar's current anticipated cash requirements. Actual amounts may vary from these estimates and additional funds would be required in the event of unforeseen delays, cost overruns, launch failures or other technological risks or adverse regulatory developments, or to meet unanticipated expenses.

     Through March 31, 1996, Globalstar has obtained $770 million of equity from its partners (of which $290 million represents the sale of the Redeemable Preferred Partnership Interests to GTL, which was purchased by GTL with the proceeds from the issuance of the 6 1/2% Convertible Preferred Equivalent Obligations), a $250 million credit facility (the "Globalstar Credit Agreement"), guaranteed by certain parties, and commitments for approximately $310 million of vendor financing. In addition, Globalstar had received approximately $24 million of advance payments associated with certain Globalstar service territories.

     Globalstar believes that its current capital, vendor financing commitments and the availability of the Globalstar Credit Agreement are sufficient to fund its requirements into the first quarter 1997. Of such financing commitments, a substantial portion of the vendor financing will not be utilized until 1997 and 1998. Additional funds to complete the Globalstar System are expected to be obtained through a combination of debt issuance (which may include an equity component), projected service provider payments, projected net service revenues from initial operations, anticipated payments received from the sale of gateways and Globalstar Phones and placement of limited partnership interests with new and existing strategic investors. Although Globalstar believes it will be able to obtain this additional financing, there can be no assurance that the financing will be available on favorable terms or on a timely basis, if at all.

     On April 23, 1996, the merger between Loral Corporation and Lockheed Martin Corporation was completed. In conjunction with the merger, Loral's space and communications businesses, including its direct and indirect interests in Globalstar, GTL, SS/L and other affiliated businesses, as well as certain other assets, have been transferred to Loral Space & Communications Ltd. In connection with the merger, Lockheed Martin assumed $150 million of the guarantee on the Globalstar Credit Agreement, and the balance of the guarantee was assumed by various Globalstar partners.

RESULTS OF OPERATIONS

     Globalstar is a development stage partnership and has not commenced commercial service operations. For the period March 23, 1994 (commencement of operations) to March 31, 1996, Globalstar has recorded cumulative net losses of $108.4 million. The net loss for the quarter ended March 31, 1996 decreased to $14.0 million from $17.2 million in the quarter ended March 31, 1995 as a result of timing of payments to Globalstar contractors. Globalstar is expending significant funds for the design, construction, testing and deployment of the Globalstar System and expects such losses to continue until commencement of service operations.

     Globalstar has earned interest income of $15.2 million since commencement of operations on cash balances and short term investments. Interest income for the quarter ended March 31, 1996 was $1.4 million as compared to $2.2 million earned during the quarter ended March 31, 1995. Interest income has decreased from the quarter ended March 31, 1995 as a result of lower cash balances within the quarter ended March 31, 1996.

     Operating Expenses. Development costs of $11.4 million for the quarter ended March 31, 1996, represent the development of certain technologies under a cost sharing arrangement in Globalstar's contract with Qualcomm, the development of Globalstar Phones and Globalstar's continuing in-house engineering. This compares with $16.2 million of development costs incurred during the quarter ended March 31, 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Marketing, general and administrative expenses were $4.0 million for the quarter ended March 31, 1996 as compared to $3.2 million incurred during the quarter ended March 31, 1995. The increase from the quarter ended March 31, 1995 is a result of both increased marketing and personnel costs, consistent with the higher level of activity at Globalstar.

     Depreciation. Globalstar intends to capitalize all costs, including interest as applicable, associated with the design, construction and deployment of the Globalstar System, except costs associated with the development of the Globalstar Phones and certain technologies under a cost sharing arrangement with Qualcomm. Globalstar will not record depreciation expense on the Globalstar System under construction until the commencement of initial service operations, as assets are placed into service.

     Income Taxes. Globalstar was organized as a limited partnership. As such, no income tax provision (benefit) is included in the accompanying financial statements since U.S. income taxes are the responsibility of its partners. Generally, taxable income (loss), deductions and credits of Globalstar will be passed through to its partners.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Globalstar, GTL or their representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various fillings made by GTL with the Securities and Exchange Commission, press releases or oral statements made with the approval of an authorized executive officer of GTL or Globalstar. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limed to, the factors summarized below. These factors and other factors and conditions have been described in the section of GTL's Prospectus, dated February 14, 1995, entitled, "Risk Factors," the section of Loral Space & Communications Ltd.'s Information Statement, dated April 12, 1996, entitled, "Risk Factors -- Globalstar," and other documents GTL files from time to time with the Securities and Exchange Commission including GTL's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and the shareholder is specifically referred to these documents with regard to the factors and conditions that may affect future results.

     GTL's and Globalstar's future results are subject to substantial risks and uncertainties. Globalstar is a development stage company and has no operating history. From its inception, Globalstar has incurred net losses and expects such losses to continue until commercial service operations have commenced. Globalstar will require expenditures of significant funds for development, construction, testing and deployment before commercialization of the Globalstar System. Globalstar does not expect to launch satellites until the second half of 1997, to commence operations in the second half of 1998 or to achieve positive cash flow before 1999. There can be no assurance that Globalstar will achieve its objectives by the targeted dates.

     Globalstar expects to require total capital of approximately $2.2 billion. Globalstar has raised or received commitments for approximately $1.4 billion. Globalstar believes that its current capital base is sufficient to fund Globalstar's requirements into the first quarter of 1997. Additional funds to complete the Globalstar System are expected to be obtained from a combination of sources. There can be no assurance that additional funds required to complete the Globalstar System will be available on favorable terms or on a timely basis, if at all. If there are unforeseen delays, if technical or regulatory developments result in a need to modify the design of all or a portion of the Globalstar System, if service provider agreements for additional territories are not entered into at the times or on the terms anticipated by Globalstar or if other additional costs are incurred, the risk of which is substantial in view of the early stage of Globalstar's development, additional capital will be required. The ability of Globalstar to achieve positive cash flow will depend upon the successful and timely

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

design, construction and deployment of the Globalstar System, as to which there can be no assurance. If Globalstar fails to commence commercial operations in 1998 or achieve positive cash flow in 1999, additional capital will be needed.

     The Globalstar System is exposed to the risks inherent in a large-scale complex telecommunications system employing advanced technologies which must be adapted to the Globalstar application and which have never been tested or used as a commercial whole. Deployment of the Globalstar satellite constellation will involve volume production and testing of satellites in quantities significantly higher than those previously prevailing in the industry. The integration of a worldwide low-earth orbit satellite-based system like Globalstar has never occurred in the commercial marketplace; there is no assurance that such integration will be successfully implemented. The operation of the Globalstar System will require the detailed design and integration of advanced digital communications technologies in devices from personal handsets and public telephone networks to gateways in remote regions of the globe and satellites operating in space. The failure to develop, produce and implement the system, or any of its diverse and dispersed elements, as required, could delay the commercial operation of the Globalstar System or render it unable to perform at the quality and capacity levels required for success.

     Launches of the Globalstar satellites are subject to significant risks, including damage to or loss of the satellites ("hot failures"). There is no assurance that Globalstar satellite launches will be successful or that its launch failure rate will not exceed industry averages.

     A number of factors will affect the useful lives of Globalstar's satellites. Random failure of satellite components could result in damage to or loss of a satellite ("cold failures"). The first-generation satellite constellation (including spares) is designed to operate at full performance for a minimum of 7 1/2 years, after which performance is expected to gradually decline. However, there can be no assurance of the constellation's specific longevity. Globalstar's operating results would be adversely affected in the event the useful life of the satellites was shorter than 7 1/2 years.

     The availability of Globalstar service in each region or country will depend upon the cooperation, operational and marketing efficiency, competitiveness, finances and regulatory status of Globalstar's service provider in that region or country. If the service providers fail to obtain the necessary local regulatory approval or to adequately market and distribute Globalstar's services, Globalstar's business could be adversely affected. There can be no assurance that enough service providers will contract for Globalstar service and procure and install the gateways and obtain the regulatory licenses necessary for complete global service.

     Competition in the telecommunications industry is intense, fueled by rapid and continuous technological advances and alliances between industry participants on an international scale. Although no one at present is providing the same global personal telecommunications service proposed by Globalstar, it is anticipated that one or more additional competing systems will be launched. If any of Globalstar's competitors succeeds in marketing and deploying its system earlier than Globalstar or at a lower cost, Globalstar's ability to compete in areas served by such competitor may be adversely affected.

     It is expected that as land-based telecommunications services expand to regions currently underserved or not served by wireline or cellular services, demand for Globalstar service in those regions may be reduced. If such systems are constructed at a more rapid rate than that anticipated by Globalstar, the demand for Globalstar service may be reduced at rates higher than those assumed by Globastar. Globalstar may also face competition in the future from companies using new technologies and new satellite systems. New technology could render Globalstar obsolete or less competitive by satisfying consumer demand in alternative ways or through the introduction of incompatible telecommunications standards. A number of these new technologies, even if they are not ultimately successful, could have an adverse effect on Globalstar. Globalstar's business would be adversely affected if competitors begin operations or existing or new telecommunications service providers penetrate Globalstar's target markets before completion of the Globalstar System.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Subscriber acceptance of the Globalstar System will depend upon a number of factors, including the quality of the service provided and the cost to the subscriber. If the level of actual subscriber demand and usage for Globalstar service is below that expected by Globalstar, Globalstar's cash flow will be adversely affected.

     Globalstar has entered into contracts for the design of various segments of the Globalstar System with affiliates of the managing general partner, including a fixed-price satellite production contract with SS/L and a cost-plus-fee contract with Qualcomm to design the gateways, ground operations control systems and Globalstar Phones. To the extent that such contracts have been or will be awarded to partners of Globalstar or their affiliates, such parties will have a conflict of interest with respect to the terms thereof.

     Partners and affiliates of Globalstar, including companies affiliated with or controlled by Loral Space & Communications Ltd., will be among Globalstar's principal service provider customers and may therefore have conflicts of interest with respect to the terms of Globalstar's service provider agreements and any proposed amendments thereto.

                         PART II --  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        Exhibit 27 -- Financial Data Schedule

     (b) Reports on Form 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      GLOBALSTAR TELECOMMUNICATIONS LIMITED

                                                      Registrant

Date: May 10, 1996                                NICHOLAS C. MOREN

                                      ------------------------------------------

                                                      Treasurer
                                            (Principal Financial Officer)
                                                         and
                                           Registrant's Authorized Officer