Form 10-Q/A
GLOBALSTAR TELECOMMUNICATIONS LTD
filed 1996-05-20
CIK 933401

     The Registrant hereby amends Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations -- of Form 10-Q filed on May 15, 1996. This amendment corrects a typographical error in the fifth sentence of the second paragraph under the caption "Certain Factors that May Affect Future Results". Item 2 is amended and replaced with the following:

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Globalstar and its strategic service providers intend to jointly finance the procurement of 25 gateways and long-lead parts for 25 additional gateways for resale to service providers, thereby accelerating the deployment of gateways around the world prior to the In-Service Date. The cost of this program before financing costs is expected to be approximately $160 million, of which Globalstar has agreed to finance approximately $80 million. Globalstar expects to recover its investment in this gateway financing program from the resale of these gateways to service providers.

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

     GTL's and Globalstar's future results are subject to substantial risks and uncertainties. Globalstar is a development stage company and has no operating history. From its inception, Globalstar has incurred net losses and expects such losses to continue until commercial service operations have commenced. Globalstar will require expenditures of significant funds for development, construction, testing and deployment before commercialization of the Globalstar System. Globalstar does not expect to launch satellites until the second half of 1997, to commence operations before the second half of 1998 or to achieve positive cash flow before 1999. There can be no assurance that Globalstar will achieve its objectives by the targeted dates.

     Globalstar expects to require total capital of approximately $2.2 billion. Globalstar has raised or received commitments for approximately $1.4 billion. Globalstar believes that its current capital base is sufficient to fund Globalstar's requirements into the first quarter of 1997. Additional funds to complete the Globalstar System are expected to be obtained from a combination of sources. There can be no assurance that additional funds required to complete the Globalstar System will be available on favorable terms or on a timely basis, if at all. If there are unforeseen delays, if technical or regulatory developments result in a need to modify the design of all or a portion of the Globalstar System, if service provider agreements for additional territories are

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

not entered into at the times or on the terms anticipated by Globalstar or if other additional costs are incurred, the risk of which is substantial in view of the early stage of Globalstar's development, additional capital will be required. The ability of Globalstar to achieve positive cash flow will depend upon the successful and timely design, construction and deployment of the Globalstar System, as to which there can be no assurance. If Globalstar fails to commence commercial operations in 1998 or achieve positive cash flow in 1999, additional capital will be needed.

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

                                      GLOBALSTAR TELECOMMUNICATIONS LIMITED

                                                      Registrant

Date: May 17, 1996                                NICHOLAS C. MOREN

      --------------------------------------------------------------------------

                                                      Treasurer
                                            (Principal Financial Officer)
                                                         and
                                           Registrant's Authorized Officer