Form 10-Q/A
period 1996-03-31
GLOBALSTAR TELECOMMUNICATIONS LTD
filed 1996-05-21
CIK 933401

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                 FORM 10-Q/A

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                    GLOBALSTAR TELECOMMUNICATIONS LIMITED
                                 Cedar House
                               41 Cedar Avenue
                            Hamilton HM12, Bermuda
                          Telephone: (809) 295-2244

                    Jurisdiction of Incorporation: Bermuda

                    IRS identification number: 13-3795510

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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