Form 10-Q
period 1996-06-30
GLOBALSTAR TELECOMMUNICATIONS LTD
filed 1996-08-14
CIK 933401

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                            ------------------------

                        COMMISSION FILE NUMBER 33-86808

                            ------------------------

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                                  Cedar House
                                41 Cedar Avenue
                             Hamilton HM12, Bermuda
                           Telephone: (809) 295-2244

                     Jurisdiction of incorporation: Bermuda

                     IRS identification number: 13-3795510

                            ------------------------

     The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past ninety days.

     As of August 10, 1996, there were 10,000,000 shares of Globalstar Telecommunications Limited Common Stock outstanding.
================================================================================

                         PART I. FINANCIAL INFORMATION

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                            CONDENSED BALANCE SHEETS
                       (In thousands, except share data)

                                                                      JUNE 30,       DECEMBER 31,
                                                                        1996             1995
                                                                     -----------     -------------
                                                                     (UNAUDITED)            (NOTE)
                                              ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests.....................     $ 301,508        $ --
  Ordinary partnership interests.................................       165,894          173,118
                                                                     -----------     -------------
Total assets.....................................................     $ 467,402        $ 173,118
                                                                      =========       ==========
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Interest payable                                                    $   1,676        $ --
Convertible preferred equivalent obligations.....................       299,832          --
Commitments and contingencies (Note 3)
Shareholders' equity:
  Common stock, $1.00 par value, 60,000,000 shares authorized
     10,000,000 issued and outstanding...........................        10,000           10,000
  Paid-in capital................................................       175,750          175,750
  Accumulated deficit............................................       (19,856)         (12,632)
                                                                     -----------     -------------
Total shareholders' equity.......................................       165,894          173,118
                                                                     -----------     -------------
Total liabilities and shareholders' equity.......................     $ 467,402        $ 173,118
                                                                      =========       ==========

    Note: The December 31, 1995 balance sheet has been derived from audited financial statements
                                 at that date.

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                       CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                THREE MONTHS ENDED                   SIX MONTHS ENDED
                                          -------------------------------     -------------------------------
                                          JUNE 30, 1996     JUNE 30, 1995     JUNE 30, 1996     JUNE 30, 1995
                                          -------------     -------------     -------------     -------------
Equity in net loss of Globalstar,
  L.P.................................       $ 3,942           $ 2,712           $ 7,224           $ 4,260
Dividend income on Globalstar, L.P.
  redeemable preferred partnership
  interests...........................        (5,295)           --                (6,719)           --
Interest expense......................         5,295            --                 6,719            --
                                          -------------     -------------     -------------     -------------
Net loss..............................       $ 3,942           $ 2,712           $ 7,224           $ 4,260
                                          ==========        ==========        ==========        ==========
Net loss per share....................       $  0.39           $  0.27           $  0.72           $  0.43
                                          ==========        ==========        ==========        ==========
Shares used in computing net loss per
  share...............................        10,000            10,000            10,000            10,000
                                          ==========        ==========        ==========        ==========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                               SIX MONTHS ENDED     SIX MONTHS ENDED
                                                                JUNE 30, 1996        JUNE 30, 1995
                                                               ----------------     ----------------
Cash flows from operating activities:
  Net loss.................................................       $   (7,224)          $   (4,260)
  Equity in net loss of Globalstar, L.P....................            7,224                4,260
  Increase in redemption value of redeemable preferred
     partnership interests.................................             (332)            --
  Dividends accrued on redeemable preferred partnership
     interests in excess of cash received..................           (1,676)            --
  Amortization of convertible preferred equivalent
     obligations issue costs...............................              332             --
  Change in operating liability:
     Interest payable......................................            1,676             --
                                                                  ----------           ----------
Net cash provided by (used in) operating activities........         --                   --
                                                                  ----------           ----------
Investing activities:
  Purchase of general partnership interests in Globalstar,
     L.P...................................................         --                   (185,750)
  Purchase of redeemable preferred partnership interests in
     Globalstar, L.P.......................................         (299,500)            --
                                                                  ----------           ----------
Net cash used in investing activities......................         (299,500)            (185,750)
                                                                  ----------           ----------
Financing activities:
  Repurchase of common stock from Globalstar, L.P..........         --                       (124)
  Repayment of advances from Globalstar, L.P...............         --                        (66)
  Offering proceeds used to repay initial public offering
     costs deferred in prior period........................         --                        190
  Net proceeds from sale of common stock...................         --                    185,750
  Payment of debt offering costs...........................          (10,500)            --
  Sale of convertible preferred equivalent obligations.....          310,000             --
                                                                  ----------           ----------
Net cash provided by financing activities..................          299,500              185,750
                                                                  ----------           ----------
Net increase (decreased) in cash and cash equivalents......         --                   --
Cash and cash equivalents, beginning of period.............         --                   --
                                                                  ----------           ----------
Cash and cash equivalents, end of period...................       $ --                 $ --
                                                                  ==========           ==========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited (the "Company" or "GTL") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

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

     At June 30, 1996, GTL held 21.3% of the ordinary partnership interests and 100% of the Redeemable Preferred Partnership Interests in Globalstar, see
     Note 3 -- Sale of Convertible Preferred Equivalent Obligations. The Company accounts for its investment in Globalstar on an equity accounting basis, recognizing its allocated share of net loss in the period incurred. The Company's allocated share of Globalstar's net loss from the period February 22, 1995 through June 30, 1996 was $19,856,000.

3.   SALE OF CONVERTIBLE PREFERRED EQUIVALENT OBLIGATIONS

     On March 6, 1996 and April 3, 1996, GTL issued 6,000,000 shares and 200,000 shares, respectively, of Convertible Preferred Equivalent Obligations, par value $50 per share, (the "Securities") for $310,000,000 in a Rule 144A Offering of which $102,500,000 principal amount was purchased by Loral Corporation ("Loral"), see Note 4 -- Merger Agreement. As of June 30, 1996, 6,200,000 shares of the Securities were outstanding.

     The Securities are subordinated to existing and future debt obligations of GTL, are convertible into 4,769,230 shares of GTL Common Stock at a conversion price of $65.00 per share, bear interest at 6 1/2% per annum payable quarterly, are redeemable (at a premium which declines over time) by GTL beginning in 2000 (or beginning in 1997 if GTL's stock price exceeds certain defined price ranges), and, if still outstanding, must be redeemed by GTL on March 1, 2006. GTL has filed a Registration Statement with the SEC covering the securities. The Securities are shown in the accompanying financial statements net of discounts and other offering costs and are being increased to their redemption value over the term of the Securities.

     The net proceeds of $299,500,000 from the sale of the Securities were used by GTL to purchase 4,769,230 Redeemable Preferred Partnership Interests in Globalstar. The Redeemable Preferred Partnership Interests will convert to ordinary partnership interests on a one-for-one basis upon any conversion of the Securities into GTL common stock, will pay a quarterly preferred distribution to GTL of 6 1/2% per

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
     annum, will be allocated losses of the partnership only after all adjusted capital accounts of the ordinary partnership interests have been reduced to zero, and are redeemable on terms comparable to the Securities. Globalstar may elect to make the quarterly preferred distribution or redemption payments to GTL in cash or general partnership interests. If such distribution is made in cash, GTL must make its interest payment on the Securities in cash. Globalstar may elect to defer payment of the preferred distribution; in such case, GTL may also elect to defer interest payment on the Securities, however, holders of the Securities are entitled to certain representation rights on the General Partners' Committee of Globalstar in the event six consecutive interest payments are deferred.

     As of June 30, 1996, GTL has received dividend payments of approximately $4,758,000 in cash from Globalstar, on the Redeemable Preferred Partnership Interests. Such amounts were subsequently paid out as interest on the Securities for the quarter ended June 30, 1996.

4.   MERGER AGREEMENT

     On April 23, 1996, the merger between Loral and Lockheed Martin Corporation was completed. In conjunction with the merger, Loral's space and communications businesses, including its direct and indirect interests in Globalstar, GTL, Space Systems/Loral, Inc. and other affiliated businesses, as well as certain other assets, have been transferred to Loral Space & Communications Ltd., a Bermuda company.

                                Globalstar, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                            CONDENSED BALANCE SHEETS
                (In thousands, except partnership interest data)



                                                                  JUNE 30,       DECEMBER 31,
                                                                    1996             1995
                                                                 -----------     ------------
                                                                 (UNAUDITED)        (NOTE)
                                           ASSETS
Current assets:
  Cash and cash equivalents..................................      $181,508        $ 71,602
  Other current assets.......................................           590             506
                                                                   --------        --------
     Total current assets....................................       182,098          72,108
Property and equipment, net..................................         1,647           1,509
Globalstar System Under Construction:
  Space segment..............................................       532,407         348,434
  Ground segment.............................................        91,346          51,823
                                                                   --------        --------
                                                                    623,753         400,257
Deferred FCC license costs...................................         7,799           7,056
Deferred financing costs.....................................        22,049          24,461
                                                                   --------        --------
                                                                   $837,346        $505,391
                                                                   ========        ========

                              LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable...........................................      $  5,135        $  2,070
  Payable to affiliates......................................        69,892          47,569
  Accrued expenses...........................................         3,302           4,782
                                                                   --------        --------
     Total current liabilities...............................        78,329          54,421
Deferred revenues............................................        23,652          21,913
Vendor financing liability...................................        82,063          42,219
Commitments and contingencies (Note 4)
Redeemable preferred partnership interests (4,769,230
  outstanding at June 30, 1996, $310,000,000 redemption
  value).....................................................       301,508          --
Ordinary partners' capital:
  Ordinary partnership interests (47,000,000 outstanding)....       329,193         364,237
  Warrants...................................................        22,601          22,601
                                                                   --------        --------
     Total ordinary partners' capital........................       351,794         386,838
                                                                   --------        --------
                                                                   $837,346        $505,391
                                                                   ========        ========

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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                  (Unaudited)

                                                                                       CUMULATIVE
                                    THREE MONTHS ENDED       SIX MONTHS ENDED        MARCH 23, 1994
                                         JUNE 30,                JUNE 30,           (COMMENCEMENT OF
                                    -------------------     -------------------      OPERATIONS) TO
                                     1996        1995        1996        1995        JUNE 30, 1996
                                    -------     -------     -------     -------     ----------------
Operating expenses:
  Development costs.............    $13,763     $13,844     $25,140     $30,042         $109,273
  Marketing, general and
     administrative.............      3,689       3,613       7,713       6,810           31,833
                                    -------     -------     -------     -------         --------
Total operating expenses........     17,452      17,457      32,853      36,852          141,106
Interest income.................      3,079       4,708       4,528       6,867           18,300
                                    -------     -------     -------     -------         --------
Net loss........................     14,373      12,749      28,325      29,985          122,806
                                    -------     -------     -------     -------         --------
Preferred distribution and
  related increase on redeemable
  preferred partnership
  interests.....................      5,295       --          6,719       --               6,719
                                    -------     -------     -------     -------         --------
Net loss applicable to ordinary
  partnership interests.........    $19,668     $12,749     $35,044     $29,985         $129,525
                                    =======     =======     =======     =======         ========

                  See notes to condensed financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                       CONDENSED STATEMENTS OF CASH FLOWS
                           (In thousands) (Unaudited)

                                                                                          CUMULATIVE
                                                                                        MARCH 23, 1994
                                                                                       (COMMENCEMENT OF
                                                 SIX MONTHS ENDED   SIX MONTHS ENDED    OPERATIONS) TO
                                                  JUNE 30, 1996      JUNE 30, 1995      JUNE 30, 1996
                                                 ----------------   ----------------   ----------------
Cash flows from operating activities:
  Net loss.....................................     $  (28,325)        $  (29,985)        $ (122,806)
  Accrued interest receivable on investments...           --               (1,966)              --
  Deferred revenues............................          1,739             15,080             23,652
  Depreciation and amortization................          2,981                160              3,494
Changes in operating assets and liabilities:
  Other current assets.........................            (84)              (559)              (590)
  Accounts payable.............................          2,828                672              4,322
  Payable to affiliates........................         (4,849)               896                 16
  Accrued expenses.............................         (1,480)             1,430              3,302
                                                    ----------         ----------         ----------
Net cash used in operating activities..........        (27,190)           (14,272)           (88,610)
                                                    ----------         ----------         ----------
Investing activities:
  Globalstar System Under Construction.........       (223,496)          (136,995)          (623,753)
  Payable to affiliates for Globalstar System
     Under Construction........................         27,172              4,067             61,078
  Accounts payable for Globalstar System Under
     Construction..............................            237               (221)               303
  Vendor financing liability...................         39,844              9,022             82,063
                                                    ----------         ----------         ----------
  Cash used for Globalstar System..............       (156,243)          (124,127)          (480,309)
  Purchases of property and equipment..........           (457)              (170)            (2,464)
  Deferred FCC license costs...................           (743)            (1,081)            (5,564)
  Purchases of investments.....................           --             (126,923)          (126,923)
  Maturity of investments......................           --               39,258            126,923
  Other current assets.........................           --                  190               --
                                                    ----------         ----------         ----------
  Net cash used in investing activities........       (157,443)          (212,853)          (488,337)
                                                    ----------         ----------         ----------
  Financing activities:
  Deferred financing costs.....................           (250)              --               (2,125)
  Proceeds of capital subscriptions
     receivable................................           --              133,780            282,441
  Payment of accrued capital raising costs.....           --                 (900)            (2,400)
  Sale of partnership interests to Globalstar
     Telecommunications Limited................           --              185,750            185,750
  Sale of redeemable preferred partnership
     interests.................................        299,500               --              299,500
  Distribution on redeemable preferred
     partnership interests.....................         (4,758)              --               (4,758)
  Prepaid interest on redeemable preferred
     partnership interests.....................             47               --                   47
  Borrowings on line of credit.................         10,000               --               10,000
  Repayment of borrowings on line of credit....        (10,000)              --              (10,000)
                                                    ----------         ----------         ----------
  Net cash provided by financing activities....        294,539            318,630            758,455
                                                    ----------         ----------         ----------
  Net increase in cash and cash equivalents....        109,906             91,505            181,508
  Cash and cash equivalents, beginning of
     period....................................         71,602             73,560               --
  Cash and cash equivalents, end of period.....     $  181,508         $  165,065         $  181,508
                                                    ==========         ==========         ==========
Noncash transactions:
                                                                                          $    9,308
  Payable to affiliates.............................................................      ==========
                                                                                          $    2,400
  Accrual of capital raising costs..................................................      ==========
                                                                                          $    2,235
  Deferred FCC license costs........................................................      ==========
                                                                                          $   22,601
  Warrants issued in exchange for debt guarantee....................................      ==========

                  See notes to condensed financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed financial statements have been prepared by Globalstar, L.P. ("Globalstar") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. Globalstar believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for Globalstar Telecommunications Limited ("GTL").

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

     Effective April 23, 1996, a merger between Loral and Lockheed Martin Corporation ("Lockheed Martin") was completed. In conjunction with the merger, Loral's space and communications businesses, including its direct and indirect interests in Globalstar, GTL, Space Systems/Loral, Inc. ("SS/L") and other affiliated businesses, as well as certain other assets, have been transferred to Loral Space & Communications Ltd., ("Loral SpaceCom") a Bermuda company.

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

     PREFERRED PARTNERSHIP DISTRIBUTION

     Distributions accrue on the Redeemable Preferred Partnership Interests at 6
      1/2% per annum. Globalstar is increasing the carrying value of the Redeemable Preferred Partnership Interests to their ultimate redemption value. The distributions are recorded as reductions against the ordinary partnership capital accounts.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     RECLASSIFICATIONS

     Certain reclassifications have been made to conform prior-year amounts to the current-year presentation.

4.   GLOBALSTAR SYSTEM UNDER CONSTRUCTION

     THE SPACE SEGMENT

     Globalstar has entered into a contract with SS/L, an affiliate of Loral SpaceCom and a limited partner of Loral/Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, to design, manufacture, test and launch its 56 satellite constellation. The price of the contract consists of three parts, the first for non-recurring work at a price not to exceed $115.7 million, the second for recurring work at a fixed price of $15.6 million per satellite (including certain performance incentives of up to approximately $1.9 million per satellite) and the third for launch services and insurance. The total contract price reflects certain scope of work claims negotiated with SS/L during 1995. Termination by Globalstar of this contract would result in termination fees, which may be substantial.

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

     THE GROUND SEGMENT

     Globalstar has entered into a contract with Qualcomm providing for the design, development, manufacture, installation, testing and maintenance of four gateways, two ground operations control centers and 100 pre-production subscriber terminals. The contract provides for reimbursement to Qualcomm, subject to a cap for certain joint development efforts, for contract costs incurred, plus a 12% fee thereon and currently approximates $350 million. Termination by Globalstar of its contract with Qualcomm would result in delays and termination fees, which may be substantial. A portion of the ground operations control center software is being developed by Globalstar.

     Globalstar will receive from Qualcomm or its licensee(s) a payment of approximately $400,000 for each installed gateway sold to a Globalstar service provider. In addition, Globalstar will receive a payment of up to $10 on each Globalstar subscriber terminal sold, until Globalstar's funding of that design has been recovered.

     Globalstar has entered into an agreement with a subsidiary of Lockheed Martin, formerly a Loral subsidiary, for the development and delivery of two satellite operations control centers and 33 telemetry and command units for the Globalstar System. The maximum contract price is $25.1 million and provides for reimbursement to the Lockheed Martin subsidiary for contract costs incurred such as labor, materials, travel, license fees, royalties and general and administrative expenses. The Lockheed Martin subsidiary will receive a 12% fee under the contract, 6% of which is payable at the time the costs are

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     incurred, with the remainder payable upon achievement of certain milestones. Globalstar will own any intellectual property produced under the contract.

     TOTAL SYSTEM COST

     At June 30, 1996, Globalstar had estimated the cost for the design, construction and deployment of the Globalstar System, excluding working capital, cash interest on anticipated borrowings and operating expenses to be approximately $1.8 billion. Actual amounts may vary from this estimate and additional funds would be required in the event of unforeseen delays, cost overruns, launch failures or other technological risks or adverse regulatory developments, or to meet unanticipated expenses.

     Additional funds to complete the Globalstar System are expected to be obtained through a combination of debt issuance, which may include an equity component, exercise of warrants, projected service provider payments, projected net service revenues from initial operations, anticipated payments received from the sale of gateways and Globalstar subscriber terminals and placements of limited partnership interests with new and existing strategic investors. Although Globalstar believes it will be able to obtain this additional financing, there can be no assurance that the financing will be available on favorable terms or on a timely basis, if at all.

5.   PARTNER'S CAPITAL

     SALE OF REDEEMABLE PREFERRED PARTNERSHIP INTERESTS

     On March 6, 1996 and April 3, 1996, GTL purchased 4,615,385 and 153,845 Redeemable Preferred Partnership Interests ("RPPIs"), respectively, in Globalstar using the net proceeds of $299,500,000 from GTL's sale of Convertible Preferred Equivalent Obligations (the "Securities"). The RPPIs will convert to ordinary general partnership interests on a one-for-one basis upon any conversion of the Securities, will pay a quarterly preferred distribution to GTL of 6 1/2% per annum, will be allocated losses of the partnership only after all adjusted capital accounts of the ordinary partnership interests have been reduced to zero, and are redeemable on terms comparable to the Securities. If still outstanding, the RPPIs must be redeemed by Globalstar on March 1, 2006 for the aggregate amount of $310,000,000 plus all unpaid distributions. Globalstar may elect to make the quarterly preferred distribution and redemption payments to GTL in cash or general partnership interests. If such distribution is made in cash, GTL must make its interest payment on the Securities in cash. Globalstar may elect to defer payment of the preferred distribution; in such case, GTL may also elect to defer interest payment on the Securities, however, holders of the Securities are entitled to certain representation rights on the General Partners' Committee of Globalstar in the event six consecutive interest payments are deferred.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, cash and cash equivalents increased to $181.5 million from $71.6 million at December 31, 1995. The net increase is primarily the result of the net proceeds of $299.5 million received from the sale of 4,769,230 Redeemable Preferred Partnership Interests ("RPPIs") and interest of $4.5 million on outstanding cash balances, offset by the expenditures for operations, the Globalstar System Under Construction, and preferred distributions on the RPPIs.

     Accounts payable, payables to affiliates and accrued expenses have increased by $23.9 million from $54.4 million at December 31, 1995 to $78.3 million at June 30, 1996, as a result of the timing of payments to Globalstar contractors.

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

     Through June 30, 1996, Globalstar incurred costs of approximately $739 million for the design and construction of the satellite constellation, launch vehicle payments and portions of the two SOCCs, two GOCCs, Globalstar Phones and four gateways that make up part of the Globalstar ground segment. Costs incurred during the six months ended June 30, 1996 were approximately $249 million (including $39.8 million accrued under vendor financing arrangements) as satellite production activities continued, including pre-production model construction and test, parts procurement and subassembly construction of the satellites. Expenditures for the GOCCs and SOCCs included costs for software integration and test. Total 1996 system costs recognized are expected to approximate $566 million and include an estimated $90 million of accrued costs under vendor financing arrangements. Satellite production, integration and testing will continue during the year. Ground Segment activities in 1996 will include the development of laboratory prototypes of the Globalstar Phones and the completion of SOCC installation and checkout.

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

     Through June 30, 1996, Globalstar has obtained $780 million of equity (of which $299.5 million represents the sale of the Redeemable Preferred Partnership Interests to GTL, which was purchased by GTL with the proceeds from the issuance of the 6 1/2% Convertible Preferred Equivalent Obligations), a $250 million credit facility (the "Globalstar Credit Agreement"), guaranteed by certain parties, and commitments for approximately $310 million of vendor financing. In addition, Globalstar had received approximately $24 million of advance payments associated with certain Globalstar service territories.

     Globalstar believes that its current capital, vendor financing commitments and the availability of the Globalstar Credit Agreement are sufficient to fund its requirements into the first quarter 1997. Of such financing commitments, a substantial portion of the vendor financing will not be utilized until 1997 and 1998. Additional funds to complete the Globalstar System are expected to be obtained through a combination of debt issuance, (which may include an equity component), exercise of warrants, projected service provider payments, projected net service revenues from initial operations, anticipated payments received from the sale of gateways and Globalstar Phones and placement of limited partnership interests with new and existing strategic investors. Although Globalstar believes it will be able to obtain this additional financing, there can be no assurance that the financing will be available on favorable terms or on a timely basis, if at all.

     On April 23, 1996, the merger between Loral Corporation and Lockheed Martin Corporation ("Lockheed Martin") was completed. In conjunction with the merger, Loral's space and communications businesses, including its direct and indirect interests in Globalstar, GTL, Space Systems/Loral, Inc. and other affiliated businesses, as well as certain other assets, have been transferred to Loral Space & Communications Ltd. ("Loral SpaceCom"). In connection with the merger, Lockheed Martin assumed $206 million of the guarantee on the Globalstar Credit Agreement, the balance of $44 million of the guarantee was assumed by various Globalstar partners. Loral SpaceCom has agreed to indemnify Lockheed Martin for its liability in excess of $150 million under its guarantee of the Globalstar Credit Agreement.

RESULTS OF OPERATIONS

     Globalstar is a development stage partnership and has not commenced commercial service operations. For the period March 23, 1994 (commencement of operations) to June 30, 1996, Globalstar has recorded cumulative net losses of $122.8 million. The net loss for the six months ended June 30, 1996 decreased to $28.3 million as compared to $30.0 million for the six months ended June 30, 1995, due to a decrease in development costs, offset by an increase in marketing, general and administrative expenses and a decrease in interest income. The net loss for the three months ended June 30, 1996 increased to $14.4 from $12.7 million in the prior year due to a decrease in interest income. Globalstar is expending significant funds for the design, construction, testing and deployment of the Globalstar System and expects such losses to continue until commencement of service operations.

     Globalstar has earned interest income of $18.3 million on cash balances and short term investments since commencement of operations. Interest income during the six months ended June 30, 1996 was $4.5 million as compared to $6.9 million for the six months ended June 30, 1995. Interest income for the three months ended June 30, was $3.1 million and $4.7 million, in 1996 and 1995, respectively. Interest income for the current periods decreased as a result of lower average cash balances outstanding.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Operating Expenses. Development costs of $25.1 million for the six months ended June 30, 1996, represent the development of certain technologies under a cost sharing arrangement in Globalstar's contract with Qualcomm, the development of Globalstar Phones and Globalstar's continuing in-house engineering. This compares with $30.0 million of development costs incurred during the comparable period of 1995. Development costs for the three months ended June 30, was $13.8 million for both 1996 and 1995, reflecting the steady level of activity of Qualcomm and Globalstar's in-house engineering.

     Marketing, general and administrative expenses were $7.7 million for the six months ended June 30, 1996 as compared to $6.8 million incurred during the six months ended June 30, 1995. Marketing, general and administrative expenses for the three months ended June 30, 1996 and 1995 was $3.7 million and $3.6 million, respectively.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This quarterly report of Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Globalstar, GTL or their representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by GTL with the Securities and Exchange Commission, press releases or oral statements made with the approval of an authorized executive officer of GTL or Globalstar. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, the factors summarized below. These factors and other factors and conditions have been described in the section of GTL's Prospectus, dated February 14, 1995, entitled, "Risk Factors", the section of Loral Space & Communications Ltd.'s Annual Report on Form 10-K for the year ended March 31, 1996 entitled "Certain Factors That May Effect Future Results -- Globalstar", and other documents GTL files from time to time with the Securities and Exchange Commission including GTL's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and the shareholder is specifically referred to these documents with regard to the factors and conditions that may affect future results.

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

     Globalstar is presently evaluating a plan to purchase long-lead component parts for possible use in constructing 6 to 12 additional satellites. The current estimated additional cost for these components is approximately $75 to $120 million, depending upon the quantity purchased. The plan has two purposes:
(i) to enable Globalstar to have in-orbit at least 38 to 44 satellites during 1999, even in the event of launch failures of up to two launches of 12 satellites each, and (ii) to provide ground spares that would be readily available to replenish the satellite constellation in the event of satellite attrition during the first generation or if there are opportunities for increasing capacity. If Globalstar experiences a launch failure, the long-leadtime components would be used to build replacement satellites and the cost associated with the construction and launch of such satellites would be reimbursed through insurance.

     The Globalstar System is exposed to the risks inherent in a large-scale complex telecommunications system employing advanced technologies which must be adapted to the Globalstar application and which have never been tested or used as a commercial whole. Deployment of the Globalstar satellite constellation will involve volume productions and testing of satellites in quantities significantly higher than those previously prevailing in the industry. The integration of a worldwide low-earth orbit satellite-based system like Globalstar has never occurred in the commercial marketplace; there is no assurance that such integration will be successfully implemented. The operation of the Globalstar System will require the detailed design and integration of advanced digital communications technologies in devices from personal handsets and public telephone networks to gateways in remote regions of the globe and satellites operating in space. The failure to develop, produce and implement the system, or any of its diverse and dispersed elements, as required, could delay the commercial operation of the Globalstar System or render it unable to perform at the quality and capacity levels required for success.

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

     The availability of Globalstar service in each region or country will depend upon the cooperation, operational and marketing efficiency, competitiveness, finances and regulatory status of Globalstar's service provider in that region or country. If the service providers fail to obtain the necessary local regulatory approval or to adequately market and distribute Globalstar's services, Globalstar's business could be adversely affected. There can be no assurance that enough service providers will contract for Globalstar's service and procure and install the gateways and obtain the regulatory licenses necessary for complete global service.

     Competition in the telecommunications industry is intense, fueled by rapid and continuous technological advances and alliances between industry participants on an international scale. Although no one at present is providing the same global personal telecommunications service proposed by Globalstar, it is anticipated that

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

one or more additional competing systems will be launched. If any of Globalstar's competitors succeed in marketing and deploying its system earlier than Globalstar or at a lower cost, Globalstar's ability to compete in areas served by such competitor may be adversely affected.

     As land-based telecommunications services expand to regions currently underserved or not served by wireline or cellular services or as other mobile telecommunications satellite systems are deployed, demand for Globalstar service in those regions may be reduced. If such systems are constructed at a more rapid rate than that anticipated by Globalstar, the demand for Globalstar service may be reduced at rates higher than those assumed by Globalstar. Globalstar may also face competition in the future from companies using new technologies and new satellite systems. New technology could render Globalstar obsolete or less competitive by satisfying consumer demand in alternative ways or through the introduction of incompatible telecommunications standards. A number of these new technologies, even if they are not ultimately successful, could have an adverse effect on Globalstar. Globalstar's business would be adversely affected if competitors begin operations or existing or new telecommunications service providers penetrate Globalstar's target markets before completion of the Globalstar System.

     Subscriber acceptance of the Globalstar System will depend upon a number of factors, including the quality of the service provided and the cost to the subscriber. If the level of actual subscriber demand and usage for Globalstar service is below that expected by Globalstar, Globalstar's cash flow will be adversely affected.

     Globalstar had entered into contracts for the design of various segments of the Globalstar System with affiliates of the managing general partner, including a fixed-price satellite production contract with SS/L and a cost-plus-fee contract with Qualcomm to design the gateways, ground operations control systems and Globalstar Phones. To the extent that such contracts have been or will be awarded to partners of Globalstar or their affiliates, such parties will have a conflict of interest with respect to the terms thereof.

     Partners and affiliates of Globalstar, including companies affiliated with or controlled by Loral Space & Communications Ltd., will be among Globalstar's principal service provider customers and may therefore have conflicts of interest with respect to the terms of Globalstar's service provider agreements and any proposed amendments thereto.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 20, 1996, at GTL's Annual Meeting of Stockholders, the following proposals were acted on:

     (1) In an uncontested the election the following individuals were elected to the Board of Directors. The votes were as follows:

                                                                           FOR        WITHHELD
                                                                         --------     --------
         Bernard L. Schwartz.........................................    7,666,702     143,050
         Michael P. DeBlasio.........................................    7,666,452     143,300
         Sir Ronald Grierson.........................................    7,665,962     143,790
         Robert B. Hodes.............................................    7,666,537     143,215
         E. John Peett...............................................    7,666,477     143,275
         Michael B. Targoff..........................................    7,665,902     143,850
         A. Robert Towbin............................................    7,666,537     143,215

     (2) The proposal to fix the minimum and maximum number of directors at five and nine, respectively, and to deem any vacancies on the Board to be casual vacancies was ratified. The votes were as follows:

         For.........................................................    7,568,147
         Against.....................................................     151,107
         Abstentions.................................................      90,498

     (3) The proposal to issue Globalstar Telecommunications Limited warrants and Globalstar, L.P. warrants to certain parties and the Company, respectively, was ratified. The votes were as follows:

         For.........................................................    4,856,105
         Against.....................................................     193,978
         Abstentions.................................................    2,759,669

     (4) The selection of Deloitte & Touche, L.L.P. to serve as independent auditors for the fiscal year ending December 31, 1996, was ratified. The votes were as follows:

         For.........................................................    7,802,772
         Against.....................................................       3,640
         Abstentions.................................................       3,340

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     The following exhibits are filed as part of this report:

          Exhibit 12 -- Statement Regarding Compution of Ratios

          Exhibit 27 -- Financial Data Schedule

     (b)  Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GLOBALSTAR TELECOMMUNICATIONS LIMITED
                                    -------------------------------------------
                                                    Registrant



Date: August 10, 1996                           NICHOLAS C. MOREN
                                    -------------------------------------------
                                                    Treasurer
                                          (Principal Financial Officer)
                                                       and
                                         Registrant's Authorized Officer

                                EXHIBIT INDEX



EXHIBIT NO.                                         DESCRIPTION


    12                                  STATEMENT REGARDING COMPUTATION
                                                   OF RATIOS


    27                                  FINANCIAL DATA SCHEDULE