Form 10-Q
period 1996-09-30
GLOBALSTAR TELECOMMUNICATIONS LTD
filed 1996-10-24
CIK 933401

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

     As of October 23, 1996, there were 10,000,000 shares of Globalstar Telecommunications Limited Common Stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                            CONDENSED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                       DECEMBER 31,
                                                                                           1995
                                                                     SEPTEMBER 30,     ------------
                                                                         1996             (Note)
                                                                     -------------
                                                                      (Unaudited)
                                              ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests.......................    $ 301,771         $     --
  Ordinary partnership interests...................................      162,549          173,118
                                                                        --------         --------
                                                                       $ 464,320         $173,118
                                                                        ========         ========
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Interest payable.................................................    $   1,676         $     --
Convertible preferred equivalent obligations.......................      300,095               --
Commitments and contingencies (Note 3)
Shareholders' equity:
  Common stock, $1.00 par value, 60,000,000 shares authorized
     10,000,000 issued and outstanding.............................       10,000           10,000
  Paid-in capital..................................................      175,750          175,750
  Accumulated deficit..............................................      (23,201)         (12,632)
                                                                        --------         --------
Total shareholders' equity.........................................      162,549          173,118
                                                                        --------         --------
                                                                       $ 464,320         $173,118
                                                                        ========         ========

---------------

Note: The December 31, 1995 balance sheet has been derived from audited financial statements at that date.

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                       CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                         ------------------    ------------------
                                                          1996       1995       1996       1995
                                                         -------    -------    -------    -------
Equity in net loss of Globalstar, L.P..................  $ 3,345    $ 3,695    $10,569    $ 7,955
Dividend income on Globalstar, L.P. redeemable
  preferred partnership interests......................   (5,300)        --    (12,019)        --
Interest expense.......................................    5,300         --     12,019         --
                                                         -------    -------    --------   -------
Net loss...............................................  $ 3,345    $ 3,695    $10,569    $ 7,955
                                                         =======    =======    ========   =======
Net loss per share.....................................  $  0.33    $  0.37    $  1.06    $  0.80
                                                         =======    =======    ========   =======
Shares used in computing net loss per share............   10,000     10,000     10,000     10,000
                                                         =======    =======    ========   =======

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       -----------------------
                                                                         1996          1995
                                                                       ---------     ---------
Cash flows from operating activities:
  Net loss...........................................................  $ (10,569)    $  (7,955)
  Equity in net loss of Globalstar, L.P..............................     10,569         7,955
  Increase in redemption value of redeemable preferred partnership
     interests.......................................................       (595)           --
  Dividends accrued on redeemable preferred partnership interests in
     excess of cash received.........................................     (1,676)           --
  Amortization of convertible preferred equivalent obligations issue
     costs...........................................................        595            --
  Change in operating liability:
     Interest payable................................................      1,676            --
                                                                        --------      --------
          Net cash provided by (used in) operating activities........         --            --
                                                                        --------      --------
Investing activities:
  Purchase of general partnership interests in Globalstar, L.P.......         --      (185,750)
  Purchase of redeemable preferred partnership interests in
     Globalstar, L.P.................................................   (299,500)           --
                                                                        --------      --------
          Net cash used in investing activities......................   (299,500)     (185,750)
                                                                        --------      --------
Financing activities:
  Repurchase of common stock from Globalstar, L.P....................         --          (124)
  Repayment of advances from Globalstar, L.P.........................         --           (66)
  Offering proceeds used to repay initial public offering costs
     deferred in prior period........................................         --           190
  Net proceeds from sale of common stock.............................         --       185,750
  Payment of debt offering costs.....................................    (10,500)           --
  Sale of convertible preferred equivalent obligations...............    310,000            --
                                                                        --------      --------
          Net cash provided by financing activities..................    299,500       185,750
                                                                        --------      --------
Net increase (decrease) in cash and cash equivalents.................         --            --
Cash and cash equivalents, beginning of period.......................         --            --
                                                                        --------      --------
Cash and cash equivalents, end of period.............................  $      --     $      --
                                                                        ========      ========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited (the "Company" or "GTL") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

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

     At September 30, 1996, GTL held 21.3% of the ordinary partnership interests and 100% of the Redeemable Preferred Partnership Interests in Globalstar, see
Note 3 -- Sale of Convertible Preferred Equivalent Obligations. The Company accounts for its investment in Globalstar on an equity accounting basis, recognizing its allocated share of net loss in the period incurred. The Company's allocated share of Globalstar's net loss from the period February 22, 1995 through September 30, 1996 was $23,201,000.

3. SALE OF CONVERTIBLE PREFERRED EQUIVALENT OBLIGATIONS

     On March 6, 1996 and April 3, 1996, GTL issued 6,000,000 shares and 200,000 shares, respectively, of Convertible Preferred Equivalent Obligations, par value $50 per share, (the "Securities") for $310,000,000 principal amount in a Rule 144A Offering of which $102,500,000 principal amount was purchased by Loral Corporation ("Old Loral"), see Note 4 -- Merger Agreement. As of September 30, 1996, 6,200,000 shares of the Securities were outstanding.

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

     The net proceeds of $299,500,000 from the sale of the Securities were used by GTL to purchase 4,769,230 Redeemable Preferred Partnership Interests in Globalstar. The Redeemable Preferred Partnership Interests will convert to ordinary partnership interests on a one-for-one basis upon any conversion of the Securities into GTL common stock, will pay a quarterly preferred distribution to GTL of 6 1/2% per annum, will be allocated losses of the partnership only after all adjusted capital accounts of the ordinary partnership interests have been reduced to zero, and are redeemable on terms comparable to the Securities. Globalstar

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
may elect to make the quarterly preferred distribution or redemption payments to GTL in cash or general partnership interests. If such distribution is made in cash, GTL must make its interest payment on the Securities in cash. Globalstar may elect to defer payment of the preferred distribution; in such case, GTL may also elect to defer interest payment on the Securities, however, holders of the Securities are entitled to certain representation rights on the General Partners' Committee of Globalstar in the event six consecutive interest payments are deferred.

     As of September 30, 1996, GTL has received total dividend payments of approximately $9,795,000 in cash from Globalstar, on the Redeemable Preferred Partnership Interests. Such amounts have been paid out as interest on the Securities.

4. MERGER AGREEMENT

     On April 23, 1996, the merger between Old Loral and Lockheed Martin Corporation was completed. In conjunction with the merger, Old Loral's space and communications businesses, including its direct and indirect interests in Globalstar, GTL, Space Systems/Loral, Inc. and other affiliated businesses, as well as certain other assets and liabilities, have been transferred to Loral Space & Communications Ltd., a Bermuda company.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                            CONDENSED BALANCE SHEETS
                (In thousands, except partnership interest data)

                                                                                       DECEMBER 31,
                                                                                           1995
                                                                       SEPTEMBER 30,   ------------
                                                                           1996           (Note)
                                                                       -------------
                                                                        (Unaudited)
                                              ASSETS
Current assets:
  Cash and cash equivalents..........................................    $  64,657       $ 71,602
  Other current assets...............................................          646            506
                                                                          --------       --------
          Total current assets.......................................       65,303         72,108
Property and equipment, net..........................................        1,660          1,509
Globalstar System Under Construction:
  Space segment......................................................      632,833        348,434
  Ground segment.....................................................      122,324         51,823
                                                                          --------       --------
                                                                           755,157        400,257
Deferred FCC license costs...........................................        8,181          7,056
Deferred financing costs.............................................       20,813         24,461
                                                                          --------       --------
                                                                         $ 851,114       $505,391
                                                                          ========       ========
                                 LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable...................................................    $   4,062       $  2,070
  Payable to affiliates..............................................       70,662         47,569
  Accrued expenses...................................................        4,359          4,782
                                                                          --------       --------
          Total current liabilities..................................       79,083         54,421
Deferred revenues....................................................       23,652         21,913
Vendor financing liability...........................................      110,536         42,219
Commitments and contingencies (Note 4)
Redeemable preferred partnership interests (4,769,230 outstanding at
  September 30, 1996, $310,000,000 redemption value).................      301,771             --
Ordinary partners' capital:
  Ordinary partnership interests (47,000,000 outstanding)............      313,471        364,237
  Warrants...........................................................       22,601         22,601
                                                                          --------       --------
          Total ordinary partners' capital...........................      336,072        386,838
                                                                          --------       --------
                                                                         $ 851,114       $505,391
                                                                          ========       ========

---------------

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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                       CONDENSED STATEMENTS OF OPERATIONS
                                 (In thousands)
                                  (Unaudited)

                                             THREE MONTHS                              CUMULATIVE
                                            ENDED SEPTEMBER    NINE MONTHS ENDED     MARCH 23, 1994
                                                  30,            SEPTEMBER 30,      (COMMENCEMENT OF
                                           -----------------   -----------------     OPERATIONS) TO
                                            1996      1995      1996      1995     SEPTEMBER 30, 1996
                                           -------   -------   -------   -------   -------------------
Operating expenses:
  Development costs......................  $ 7,257   $15,820   $32,397   $45,862        $ 116,530
  Marketing, general and
     administrative......................    4,687     4,861    12,400    11,671           36,520
                                           -------   -------   -------   -------         --------
          Total operating expenses.......   11,944    20,681    44,797    57,533          153,050
Interest income..........................    1,522     3,314     6,050    10,181           19,822
                                           -------   -------   -------   -------         --------
Net loss.................................   10,422    17,367    38,747    47,352          133,228
Preferred distribution and related
  increase on redeemable preferred
  partnership interests..................    5,300        --    12,019        --           12,019
                                           -------   -------   -------   -------         --------
Net loss applicable to ordinary
  partnership interests..................  $15,722   $17,367   $50,766   $47,352        $ 145,247
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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                            CUMULATIVE
                                                                                                          MARCH 23, 1994
                                                                   NINE MONTHS ENDED SEPTEMBER 30,       (COMMENCEMENT OF
                                                                                                          OPERATIONS) TO
                                                               ---------------------------------------    SEPTEMBER 30,
                                                                      1996                 1995                1996
                                                               ------------------   ------------------   ----------------
Cash flows from operating activities:
  Net loss...................................................      $  (38,747)          $  (47,352)         $ (133,228)
  Deferred revenues..........................................           1,739               17,139              23,652
  Depreciation and amortization..............................           4,412                  257               4,925
  Changes in operating assets and liabilities:
    Other current assets.....................................            (140)                (506)               (646)
    Accounts payable.........................................           2,513                1,897               4,007
    Payable to affiliates....................................          (9,972)               3,877              (5,107)
    Accrued expenses.........................................            (423)               1,468               4,359
                                                                    ---------            ---------           ---------
         Net cash used in operating activities...............         (40,618)             (23,220)           (102,038)
                                                                    ---------            ---------           ---------
Investing activities:
  Globalstar System Under Construction.......................        (354,900)            (223,074)           (755,157)
  Payable to affiliates for Globalstar System Under
    Construction.............................................          33,065               14,933              66,461
  Accounts payable for Globalstar System Under
    Construction.............................................            (521)                (579)                 55
  Vendor financing liability.................................          68,317               16,339             110,536
                                                                    ---------            ---------           ---------
  Cash used for Globalstar System............................        (254,039)            (192,381)           (578,105)
  Purchases of property and equipment........................            (665)                (412)             (2,672)
  Deferred FCC license costs.................................          (1,125)              (1,727)             (5,946)
  Purchases of investments...................................              --             (126,923)           (126,923)
  Maturity of investments....................................              --              126,923             126,923
  Other current assets.......................................              --                  190                  --
                                                                    ---------            ---------           ---------
         Net cash used in investing activities...............        (255,829)            (194,330)           (586,723)
                                                                    ---------            ---------           ---------
Financing activities:
  Deferred financing costs...................................            (250)                  --              (2,125)
  Proceeds of capital subscriptions receivable...............              --              133,780             282,441
  Payment of accrued capital raising costs...................              --                 (900)             (2,400)
  Sale of partnership interests to Globalstar
    Telecommunications Limited                                             --              185,750             185,750
  Sale of redeemable preferred partnership interests.........         299,500                   --             299,500
  Distributions on redeemable preferred partnership
    interests................................................          (9,795)                  --              (9,795)
  Prepaid interest on redeemable preferred partnership
    interests................................................              47                   --                  47
  Borrowings on line of credit...............................          10,000                   --              10,000
  Repayment of borrowings on line of credit..................         (10,000)                  --             (10,000)
                                                                    ---------            ---------           ---------
         Net cash provided by financing activities...........         289,502              318,630             753,418
                                                                    ---------            ---------           ---------
Net increase in cash and cash equivalents....................          (6,945)             101,080              64,657
Cash and cash equivalents, beginning of period...............          71,602               73,560                  --
                                                                    ---------            ---------           ---------
Cash and cash equivalents, end of period.....................      $   64,657           $  174,640          $   64,657
                                                                    =========            =========           =========
Noncash transactions:
  Payable to affiliates......................................                                               $    9,308
                                                                                                             =========
  Accrual of capital raising costs...........................                                               $    2,400
                                                                                                             =========
  Deferred FCC license costs.................................                                               $    2,235
                                                                                                             =========
  Warrants issued in exchange for debt guarantee.............                                               $   22,601
                                                                                                             =========
  Increase in redemption value of preferred partnership
    interests................................................      $    2,271                               $    2,271
                                                                    =========                                =========

                  See notes to condensed financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed financial statements have been prepared by Globalstar, L.P. ("Globalstar") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. Globalstar believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K for Globalstar Telecommunications Limited ("GTL").

2. ORGANIZATION AND BUSINESS

     Globalstar, founded by Loral Corporation ("Old Loral") and QUALCOMM Incorporated ("Qualcomm"), is building, and is preparing to launch and operate a worldwide, low-earth orbit satellite-based wireless digital telecommunications system (the "Globalstar System").

     Globalstar, a Delaware limited partnership with a December 31 fiscal year end, was formed in November 1993. It had no activities until March 23, 1994, when it received capital subscriptions for $275 million and commenced operations. The accompanying financial statements reflect the operations of Globalstar from that date.

     Effective April 23, 1996, a merger between Old Loral and Lockheed Martin Corporation ("Lockheed Martin") was completed. In conjunction with the merger, Old Loral's space and communications businesses, including its direct and indirect interests in Globalstar, GTL, Space Systems/Loral, Inc. ("SS/L") and other affiliated businesses, as well as certain other assets and liabilities, have been transferred to Loral Space & Communications Ltd., ("Loral") a Bermuda company.

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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

4. GLOBALSTAR SYSTEM UNDER CONSTRUCTION

  The Space Segment

     Globalstar has entered into a contract with SS/L, an affiliate of Loral and a limited partner of Loral/ Qualcomm Satellite Services, L.P., the managing general partner of Globalstar, to design, manufacture, test and launch its 56 satellite constellation. The price of the contract consists of three parts, the first for non-recurring work at a price not to exceed $115.7 million, the second for recurring work at a fixed price of $15.6 million per satellite (including certain performance incentives of up to approximately $1.9 million per satellite) and the third for launch services and insurance. The total contract price reflects certain scope of work claims negotiated with SS/L during 1995. Termination by Globalstar of this contract would result in termination fees, which may be substantial.

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

     Globalstar is presently evaluating a proposal to construct eight additional satellites that would increase Globalstar's ability to have at least 40 satellites in service during 1999, even in the event of the failure of as many as two 12-satellite launches. If the launch program is successful, the additional satellites would serve as ground spares, readily available for launch to replenish the constellation as needed to respond to satellite attrition during the first generation, or to increase system capacity as required. If Globalstar were to experience a launch failure, the costs associated with the construction and launch of replacements would be covered by insurance, and in that event the cost of the additional satellites used as replacements, currently estimated at $175 million, would be reimbursed to Globalstar. Globalstar has authorized expenditures of $10 million for start-up efforts pending further evaluation and approval of this plan.

     Globalstar has authorized SS/L to procure three launches of the Starsem Soyuz launch vehicle, which will launch four Globalstar satellites each. The selection of these proven reliable launchers is part of a strategy to place on-orbit a robust constellation of at least 40 satellites by the first quarter of 1999 even in the event of launch failures. The three Soyuz launches will also afford Globalstar additional flexibility in the launch and placement of its satellite constellation, and will enable Globalstar to defer use of the Long March 2E launch vehicle, which had been scheduled to launch its last 12 satellites. As a result of this decision, total costs for launch vehicles and insurance will increase by $68 million to $462 million.

  The Ground Segment

     Globalstar has entered into a contract with Qualcomm providing for the design, development, manufacture, installation, testing and maintenance of four gateways, two ground operations control centers and 100 pre-production subscriber terminals. The contract provides for reimbursement to Qualcomm, subject to a cap for certain joint development efforts, for contract costs incurred, plus a 12% fee thereon. Termination by Globalstar of its contract with Qualcomm would result in delays and termination fees, which may be substantial. A portion of the ground operations control center software is being developed by Globalstar.

     Qualcomm is currently preparing a revised estimate of costs under its contract with Globalstar and has given Globalstar preliminary indication that due to additional integration testing procedures to support system readiness on schedule, scope changes to add features, capabilities and functions, cost growth and other factors, the total cost may increase to $545 million. The Qualcomm estimate is still subject to further review by Globalstar.

     Globalstar and its strategic service providers intend to jointly finance the procurement of at least the first 25 gateways for resale to service providers, thereby accelerating the deployment of gateways around the world prior to the In-Service Date. The cost of this program before financing costs is expected to be approximately

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

$160 million, of which Globalstar has agreed to finance approximately $80 million. Globalstar expects to recover its investment in this gateway financing program from the resale of these gateways to service providers.

     Globalstar has entered into an agreement with a subsidiary of Lockheed Martin, for the development and delivery of two satellite operations control centers and 33 telemetry and command units for the Globalstar System. The maximum contract price is $25.1 million and provides for reimbursement to the Lockheed Martin subsidiary for contract costs incurred such as labor, materials, travel, license fees, royalties and general and administrative expenses. The Lockheed Martin subsidiary will receive a 12% fee under the contract, 6% of which is payable at the time the costs are incurred, with the remainder payable upon achievement of certain milestones. Globalstar will own any intellectual property produced under the contract.

  Total System Cost

     Globalstar currently estimates the cost for the design, construction and deployment of the Globalstar System including working capital, cash interest on anticipated borrowings and operating expenses to be approximately $2.5 billion, as compared with approximately $2.2 billion estimated at December 31, 1995. Actual amounts may vary from this estimate and additional funds would be required in the event of unforeseen delays, cost overruns, launch failures, technological risks, adverse regulatory developments, or to meet unanticipated expenses and for system enhancements and measures to assure system performance and readiness for the space and ground segments.

     As of September 30, 1996, Globalstar had raised or received commitments for approximately $1.4 billion, including the vendor financing arrangements. Globalstar intends to raise the remaining funds required for the Globalstar System from a combination of sources, including debt issuance (which may include an equity component), exercise of warrants, financial support from the Globalstar partners, projected service provider payments, projected net service revenues from initial operations, anticipated payments from the sale of gateways and Globalstar phones and placement of partnership interests with new and existing strategic investors. GTL and Globalstar are currently considering offering the holders of their outstanding warrants the opportunity to accelerate the exercisability of their warrants and immediately purchase shares of GTL common stock with registration rights. There are currently 5.3 million warrants outstanding with an exercise price of $26.50 per share, which were issued in connection with guarantees of Globalstar's $250 million bank credit agreement. Although Globalstar believes it will be able to obtain these funds, there can be no assurance that these funds will be available on favorable terms or on a timely basis, if at all.

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

     Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, are forward-looking statements that involve risks and uncertainties, many of which may be beyond Globalstar's control. These may include, but are not limited to, problems relating to technical development of the system, testing, regulatory compliance, manufacturing and assembly, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. The actual results that Globalstar achieves may differ materially from any forward-looking statements due to such risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, cash and cash equivalents decreased to $64.7 million from $71.6 million at December 31, 1995. The net decrease is primarily the result of the expenditures for operations, the Globalstar System Under Construction, and preferred distributions on the Redeemable Preferred Partnership Interests ("RPPIs") offset by the net proceeds of $299.5 million received from the sale of 4,769,230 RPPIs and interest of $6.1 million earned on outstanding cash balances during the period.

     Accounts payable, payables to affiliates and accrued expenses have increased by $24.7 million from $54.4 million at December 31, 1995 to $79.1 million at September 30, 1996, as a result of the timing of payments to Globalstar contractors.

     Through September 30, 1996, Globalstar incurred costs of approximately $907 million (excluding capitalized interest of approximately $7.0 million) for the design and construction of the satellite constellation, launch vehicle payments and portions of the two SOCCs, two GOCCs, Globalstar Phones and four gateways that make up part of the Globalstar ground segment, operating expenses, net cash interest expense and preferred distributions. Costs incurred during the nine months ended September 30, 1996 were approximately $401 million (including $68.3 million accrued under vendor financing arrangements and excluding capitalized interest of approximately $6.7 million) as satellite production activities continued, including pre-production model construction and test, parts procurement and subassembly construction of the satellites. Expenditures for the GOCCs and SOCCs included costs for software integration and test. Total 1996 system costs are expected to approximate $566 million and include an estimated $90 million of accrued costs under vendor financing arrangements. Satellite production, integration and testing will continue during the year. Ground Segment activities in 1996 will include the development of laboratory prototypes of the Globalstar Phones and the completion of SOCC installation and checkout.

     Globalstar and its strategic service providers intend to jointly finance the procurement of at least the first 25 gateways for resale to service providers, thereby accelerating the deployment of gateways around the world prior to the In-Service Date. The cost of this program before financing costs is expected to be approximately $160 million, of which Globalstar has agreed to finance approximately $80 million. Globalstar expects to recover its investment in this gateway financing program from the resale of these gateways to service providers.

     Globalstar has authorized SS/L to procure three launches of the Starsem Soyuz launch vehicle, which will launch four Globalstar satellites each. The selection of these proven reliable launchers is part of a strategy to place on-orbit a robust constellation of at least 40 satellites by the first quarter of 1999 even in the event of launch failures. The three Soyuz launches will also afford Globalstar additional flexibility in the launch and placement of its satellite constellation, and will enable Globalstar to defer use of the Long March 2E launch

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

vehicle, which had been scheduled to launch its last 12 satellites. As a result of this decision, total costs for launch vehicles and insurance will increase by $68 million to $462 million.

     Globalstar is currently evaluating a proposal to construct eight additional satellites that would increase Globalstar's ability to have at least 40 satellites in service during 1999, even in the event of the failure of as many as two 12-satellite launches. If the launch program is successful, the additional satellites would serve as ground spares, readily available for launch to replenish the constellation as needed to respond to satellite attrition during the first generation or to increase system capacity as required. If Globalstar were to experience a launch failure, the costs associated with the construction and launch of replacements would be covered by insurance, and in that event the cost of the additional satellites used as replacements, currently estimated at $175 million, would be reimbursed to Globalstar. Globalstar has authorized expenditures of $10 million for start-up efforts pending further evaluation and approval of this plan.

     Qualcomm is currently preparing a revised estimate of costs under its contracts with Globalstar and has given Globalstar a preliminary indication that, due to additional integration testing procedures to support system readiness on schedule, scope changes to add features, capabilities and functions, cost growth and other factors, those costs may increase to $545 million. The Qualcomm estimate is still subject to further review by Globalstar.

     Globalstar currently estimates that the cost for the design, construction and deployment of the Globalstar System, including working capital, cash interest on anticipated borrowings and operating expenses to be approximately $2.5 billion, as compared with approximately $2.2 billion estimated at December 31, 1995. Actual amounts may vary from this estimate and additional funds would be required in the event of unforeseen delays, cost overruns, launch failures, technological risks, adverse regulatory developments, or to meet unanticipated expenses and for system enhancements and measures to assure system performance and readiness for the space and ground segments.

     As of September 30, 1996, Globalstar had raised or received commitments for approximately $1.4 billion. Globalstar believes that its current capital, vendor financing commitments and the availability of the Globalstar Credit Agreement are sufficient to fund its requirements into the first quarter 1997. Of such financing commitments, a substantial portion of the vendor financing will not be utilized until 1997 and 1998. Globalstar intends to raise the remaining funds required from a combination of sources, including debt issuance (which may include an equity component), exercise of warrants, financial support from the Globalstar partners, projected service provider payments, projected net service revenues from initial operations, anticipated payments from the sale of gateways and Globalstar phones and placement of partnership interests with new and existing strategic investors. Although Globalstar believes it will be able to obtain these funds, there can be no assurance that these funds will be available on favorable terms or on a timely basis, if at all.

     GTL and Globalstar are currently considering offering the holders of their outstanding warrants the opportunity to accelerate the exercisability of their warrants and immediately purchase shares of GTL common stock with registration rights. There are currently 5.3 million warrants outstanding with an exercise price of $26.50 per share, which were issued in connection with guarantees of Globalstar's $250 million bank credit agreement. Loral and certain other warrantholders have indicated their intentions of accepting such an offer, if made, and exercising their warrants for approximately $70 million, subject to agreement on final terms, and the other warrantholders are considering their positions. Such a transaction would not affect the fully-diluted, ownership of GTL, and would increase the equity and cash of Globalstar by as much as $140 million, if all warrantholders elect to exercise.

RESULTS OF OPERATIONS

     Globalstar is a development stage partnership and has not commenced commercial operations. For the period March 23, 1994 (commencement of operations) to September 30, 1996, Globalstar has recorded

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

cumulative net losses of $133.2 million. The net loss for the nine months ended September 30, 1996 decreased to $38.7 million as compared to $47.4 million for the nine months ended September 30, 1995. The net loss for the three months ended September 30, 1996 decreased to $10.4 from $17.4 million in the prior year. The net loss declined during the current periods due to a decrease in development costs partially offset by a decrease in interest income. Globalstar is expending significant funds for the design, construction, testing and deployment of the Globalstar System and expects such losses to continue until commencement of commercial operations.

     Globalstar has earned interest income of $19.8 million on cash balances and short term investments since commencement of operations. Interest income during the nine months ended September 30, 1996 was $6.1 million as compared to $10.2 million for the nine months ended September 30, 1995. Interest income for the three months ended September 30, 1996 was $1.5 million as compared to $3.3 million for the three months ended September 30, 1995. Interest income for the current periods decreased as a result of lower average cash balances outstanding during 1996.

     Operating Expenses. Development costs of $32.4 million for the nine months ended September 30, 1996, represent the development of certain technologies under a cost sharing arrangement in Globalstar's contract with Qualcomm, the development of Globalstar Phones and Globalstar's continuing in-house engineering. This compares with $45.9 million of development costs incurred during the comparable period of 1995. Development costs for the three months ended September 30, 1996 and 1995 were $7.3 million and $15.8 million, respectively. The decline during the current periods is primarily the result of the cost sharing arrangement in Globalstar's contract with Qualcomm reaching its funding limit in April of 1996.

     Marketing, general and administrative expenses were $12.4 million for the nine months ended September 30, 1996 as compared to $11.7 million incurred during the nine months ended September 30, 1995. Marketing, general and administrative expenses for the three months ended September 30, 1996 and 1995 were $4.7 million and $4.9 million, respectively.

     Depreciation. Globalstar intends to capitalize all costs, including interest as applicable, associated with the design, construction and deployment of the Globalstar System, except costs associated with the development of the Globalstar Phones and certain technologies under a cost sharing arrangement with Qualcomm. Globalstar will not record depreciation expense on the Globalstar System Under Construction until the commencement of commercial operations, as assets are placed into service.

     Income Taxes. Globalstar was organized as a limited partnership. As such, no income tax provision (benefit) is included in the accompanying financial statements since U.S. income taxes are the responsibility of its partners. Generally, taxable income (loss), deductions and credits of Globalstar will be passed through to its partners.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This quarterly report of Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Globalstar, GTL or their representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by GTL with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of GTL or Globalstar. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, the factors summarized below. These factors and other factors and conditions have been described in the section of GTL's Prospectus, dated September 18, 1996, entitled "Risk Factors," the section of Loral Space & Communications Ltd.'s Annual Report on Form 10-K for the year ended March 31, 1996 entitled "Certain Factors That May Affect Future Results -- Globalstar," and other documents that GTL and its affiliates file from time to time with the Securities and Exchange Commission including GTL's annual reports on

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and the shareholder is specifically referred to these documents with regard to the factors and conditions that may affect future results.

     GTL's and Globalstar's future results are subject to substantial risks and uncertainties. Globalstar is a development stage company and has no operating history. From its inception, Globalstar has incurred net losses and expects such losses to continue. Globalstar will require expenditures of significant funds for development, construction, testing and deployment before commercialization of the Globalstar System. Globalstar does not expect to launch satellites until the second half of 1997, to commence operations before the second half of 1998 or to achieve positive cash flow before 1999. There can be no assurance that Globalstar will achieve its objectives by the targeted dates. In addition, upon deployment and commencement of operations, any failure to manage effectively the growth of Globalstar may have an adverse effect on the business of Globalstar.

     The Globalstar System is exposed to the risks inherent in a large-scale complex telecommunications system employing advanced technologies which must be adapted to the Globalstar application and which have never been used as a commercial whole. Deployment of the Globalstar satellite constellation will involve volume production and testing of satellites in quantities significantly higher than those previously prevailing in the industry. The integration of a worldwide low-earth orbit satellite-based system like Globalstar has never occurred; there is no assurance that such integration will be successfully implemented. The operation of the Globalstar System will require the detailed design and integration of advanced digital communications technologies in devices from personal handsets and public telephone networks to gateways in remote regions of the globe and satellites operating in space. The failure to develop, produce and implement the system, or any of its diverse and dispersed elements, as required, could delay the commercial operation of the Globalstar System or render it unable to perform at the quality and capacity levels required for success.

     Launches of the Globalstar satellites are subject to significant risks, including disabling damage to or loss of the satellites ("hot failures"). There is no assurance that Globalstar satellite launches will be successful or that its launch failure rate will not exceed industry averages.

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

     Competition in the telecommunications industry is intense, fueled by rapid and continuous technological advances and alliances between industry participants on an international scale. Although no present participant is currently providing the same global personal telecommunications service to be provided by Globalstar, it is anticipated that one or more additional competing MSS systems will be launched and that the success, or anticipated success, of Globalstar and its competitors could attract other entrants. If any of Globalstar's competitors succeed in marketing and deploying their system substantially earlier than Globalstar, Globalstar's ability to compete in areas served by such competitor may be adversely affected.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     It is expected that as land-based telecommunications services expand to regions currently underserved or not served by wireline or cellular services, demand for Globalstar service in those regions may be reduced. If such systems are constructed at a more rapid rate than that anticipated by Globalstar, the demand for Globalstar service may be reduced at rates higher than those assumed in Globalstar's market analysis. Globalstar may also face competition in the future from companies using new technologies and new satellite systems. New technology could render Globalstar obsolete or less competitive by satisfying consumer demand in alternative ways or through the introduction of incompatible telecommunications standards. A number of these new technologies, even if they are not ultimately successful, could have an adverse effect on Globalstar as a result of their initial marketing effects. Globalstar's business would be adversely affected if competitors begin operations or existing or new telecommunications service providers penetrate Globalstar's target markets before completion of the Globalstar System.

     Subscriber acceptance of the Globalstar System (both in terms of placement of Globalstar phones and subscriber usage thereof) will depend upon a number of factors, including price, demand for service and the extent of availability of alternative telecommunications systems. If the level of actual subscriber demand and usage for Globalstar service is below that expected by Globalstar, Globalstar's cash flow will be adversely affected.

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

           Exhibit 12 -- Statement Regarding Computation of Ratios

           Exhibit 27 -- Financial Data Schedule

     (b) Reports on Form 8-K

        None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          GLOBALSTAR TELECOMMUNICATIONS LIMITED

                                          --------------------------------------
                                                        REGISTRANT

                                                    NICHOLAS C. MOREN

                                          --------------------------------------
                                                        Treasurer
                                              (Principal Financial Officer)
                                                           and
                                             Registrant's Authorized Officer
Date: October 23, 1996

                                EXHIBIT INDEX
                                -------------


 Exhibit
   No.              Description
--------            -----------


   12        Statement Regarding Computation of Ratios

   27        Financial Data Schedule