Form 10-K
period 1996-12-31
GLOBALSTAR TELECOMMUNICATIONS LTD
filed 1997-03-10
CIK 933401

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-K

                            ------------------------

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                         Commission File Number 0-25456

                            ------------------------

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                                  Cedar House
                                41 Cedar Avenue
                             Hamilton HM12, Bermuda
                           Telephone: (441) 295-2244

                     Jurisdiction of incorporation: Bermuda

                     IRS identification number: 13-3795510

                            ------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                                                      NAME OF EACH EXCHANGE
                        TITLE OF EACH CLASS                            ON WHICH REGISTERED
             -----------------------------------------                ----------------------
Common stock, $1.00 par value.......................................  Nasdaq National Market

                            ------------------------

     The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in the registrant's 1997 definitive proxy statement.

     As of February 21, 1997, there were 10,000,000 shares of Globalstar Telecommunications Limited Common Stock outstanding, and the aggregate market value of such shares (based on the closing price on the Nasdaq National Market) held by non-affiliates of the registrant was approximately $522 million.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1997 definitive proxy statement are incorporated by reference into Part III.
================================================================================

                                     PART I

ITEM 1. BUSINESS

                        GENERAL DESCRIPTION OF BUSINESS

     On November 23, 1994, Globalstar Telecommunications Limited ("GTL" or the "Company") was incorporated as an exempted company under the Companies Act 1981 of Bermuda. On February 14, 1995, GTL completed an initial public offering of 10,000,000 shares of common stock. Effective February 22, 1995, GTL purchased 10,000,000 ordinary partnership interests from Globalstar, L.P. ("Globalstar"), a development stage limited partnership. At December 31, 1996, GTL had a 21.3% ownership interest in the ordinary partnership interests of Globalstar, and its sole business is acting as a general partner in Globalstar.

     Globalstar was founded by Loral Corporation ("Old Loral") and QUALCOMM Incorporated ("Qualcomm"). Effective April 23, 1996, a merger between Old Loral and Lockheed Martin Corporation ("Lockheed Martin") was completed. In conjunction with the merger, Old Loral's space and communications businesses, including its direct and indirect interests in Globalstar, GTL, Space Systems/Loral, Inc. ("SS/L") and other affiliated businesses, as well as certain other assets and liabilities, have been transferred to Loral Space & Communications Ltd. ("Loral"), a Bermuda company. Globalstar is a Delaware limited partnership whose managing general partner is Loral/QUALCOMM Satellite Services, L.P. ("LQSS"); the general partner of LQSS is Loral/QUALCOMM Partnership, L.P. ("LQP"), a Delaware limited partnership comprised of subsidiaries of Loral and Qualcomm. The managing general partner of LQP is Loral General Partner, Inc., a Loral subsidiary.

  Recent Developments

     On February 13, 1997, Globalstar and GTL sold units consisting of $500 million aggregate principal amount of Globalstar's 11 3/8% Senior Notes due 2004 and warrants to purchase 1,032,250 shares of GTL common stock in a private offering. The net proceeds of approximately $484 million will be used for the construction and deployment of Globalstar's low-earth orbit satellite-based digital telecommunications system (the "Globalstar System(TM)").

     On February 12, 1997, GTL and the holders of warrants issued to guarantors of Globalstar's Credit Agreement entered into an arrangement under which GTL agreed to accelerate the vesting and exercisability of the warrants to purchase 4,185,318 shares of GTL common stock at $26.50 per share and the holders agreed to exercise such warrants. GTL also agreed to register for resale the GTL common stock issuable upon exercise of the warrants. In addition, GTL announced its intention to distribute to the holders of its common stock rights to subscribe for and purchase 1,131,168 GTL shares for a price of $26.50 per share. Loral agreed to purchase all shares not purchased upon exercise of the rights. Upon the exercise of the warrants and the rights, GTL will receive proceeds of approximately $140.9 million, which it will use to exercise warrants to purchase 5,316,486 Globalstar ordinary partnership interests at $26.50 per interest. Globalstar will use such proceeds for the construction of the Globalstar System.

                                BUSINESS SEGMENT

     Globalstar plans to operate in one industry segment, telecommunications.

                                    BUSINESS

BUSINESS OVERVIEW

     The Globalstar System is designed to enable local service providers to offer low-cost, high quality wireless voice telephony and data services in virtually every populated area of the world. To date, Globalstar's designated service providers have agreed to offer Globalstar service and seek to obtain all necessary local regulatory approvals in more than 100 different nations, accounting for approximately 88% of the world's population.

     The Globalstar System's worldwide coverage is designed to enable its service providers to extend modern telecommunications services to millions of people who currently lack basic telephone service and to enhance wireless telecommunications in areas underserved or not served by existing or future cellular systems, providing a telecommunications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified. The Globalstar System has been designed to provide services at prices comparable to today's cellular service and substantially lower than the prices announced by Globalstar's anticipated satellite-based competitors. Globalstar service providers will set their own retail pricing in their assigned service territories and will pay Globalstar approximately $0.35 to $0.55 per minute on a wholesale basis.

     Globalstar users will make and receive calls through a variety of Globalstar phones, including hand-held and vehicle-mounted units similar to today's cellular telephones, fixed telephones similar either to phone booths or ordinary wireline telephones, and data terminals and facsimile machines. Dual-mode and tri-mode Globalstar Phones will provide access to both the Globalstar System and the subscriber's land-based cellular service. Each Globalstar Phone will communicate through one or more satellites to a local Globalstar service provider's interconnection point (known as a gateway) which will, in turn, connect into existing telecommunications networks.

     As of February 1997, each of the elements of the Globalstar System -- space and ground segments, digital communications technology, handset supply, service provider arrangements and licensing -- is on schedule to begin launching satellites in the second half of 1997, to commence commercial operations in the second half of 1998 and to have a full constellation of 48 operational satellites, plus eight in-orbit spares, launched by the end of 1998:

          Space Segment. The first Globalstar satellite has been fully-assembled and is now in pre-flight testing, and another four satellites are currently being assembled. Production is proceeding on schedule for the remaining satellites. Three different launch providers have signed definitive agreements for the launch of the Globalstar satellite constellation, providing a variety of launch options and considerable launch flexibility. Mission operations preparations and launch vehicle production and dispenser development are on schedule.

          Ground Segment. The first four Globalstar gateways, which are currently in advanced development and are to be located in Australia, France, South Korea and the United States, are currently under construction. These gateways will support Globalstar's data network, monitor the initial launch and orbital placement of Globalstar's first satellites, and serve as prototypes for production gateways that will support Globalstar service. In addition, Globalstar's Satellite Operations Control Center ("SOCC") facility has been completed.

          Digital Communications Technology. Qualcomm's Code Division Multiple Access ("CDMA") technology has now been successfully deployed in South Korea, Hong Kong and cities in the United States supporting terrestrial personal communications services ("PCS") and digital cellular service, and its CDMA implementation for Globalstar has been successfully demonstrated in a simulated satellite environment. This demonstration validated Globalstar's encoding, modulation, control software, time and frequency distribution and up/down links between satellites and handsets.

          Handset Supply. Qualcomm and two other manufacturers, Ericsson and TELITAL, are on schedule in their design and development of Globalstar's handset.

          Service Providers. Globalstar and its partners have been seeking alliances with service providers throughout the world and have entered into a number of agreements in specific territories. For example, in November 1996, ChinaSat, a subsidiary of China's Ministry of Posts and Telecommunications, agreed to act as the exclusive distributor of Globalstar services in China and to support four Globalstar gateways, the first of which is expected to be operational by 1998. Globalstar has also formed a joint venture with the principal Russian long distance carrier, Rostelecom, to provide Globalstar service in that country and is negotiating a service provider agreement with that joint venture. Globalstar believes that these relationships with in-country service providers will facilitate the granting of local regulatory approvals--particularly where, as is the case in China, the service provider and the licensing authority are one and the same--as well as providing local marketing and technical expertise.

          Licensing. In January 1995, the Federal Communications Commission ("FCC") granted authority for the construction, launch and operation of the Globalstar System and assigned spectrum for its user links. Later that year, the 1995 World Radiocommunication Conference ("WRC95") allocated feeder link spectrum on an international basis for mobile satellite services ("MSS") systems such as Globalstar, and in November 1996 the FCC authorized Globalstar's feeder links.

     Globalstar has raised or received commitments for approximately $2.0 billion in equity, debt and vendor financing, representing 78% of the total financing currently expected to be required to complete the system and to achieve worldwide operations. As a result of several recent decisions designed to assure and upgrade system performance and maintain schedule -- including procurement of three launches on the Starsem Soyuz launch vehicle, additional communications system integration testing procedures, development of additional and enhanced service features, cost growth and other factors -- Globalstar currently estimates the cost for the design, construction and deployment of the Globalstar System, including working capital, cash interest on anticipated borrowings and operating expenses, to be approximately $2.5 billion, as compared with approximately $2.2 billion estimated at December 31, 1995. In addition, Globalstar will purchase from SS/L eight additional spare satellites at a cost of approximately $175 million.

     The Globalstar System has been designed to address the substantial and growing demand for telecommunications services worldwide, particularly in developing countries. More than three billion people today live without residential telephone service, many of them in rural areas where the cost of installing wireline service is prohibitively high. Moreover, even where telephone infrastructure is available in developing countries, outdated equipment often leads to unreliable local service and limited international access. The number of worldwide fixed phone lines has increased from 469 million in 1988 to 753 million in 1996 and is projected to increase to 1.2 billion by 2002. Nonetheless, during the same period, waiting lists for fixed service have increased from 30 million to 45 million, resulting in an average waiting time before installation of approximately one and a half years. Similarly, the cellular market has grown from four million worldwide subscribers in 1988 to an estimated 123 million in 1996 and is projected to increase to 334 million by 2001. At that time, it is projected that only 40% of the world's population will live in areas with cellular coverage. The remaining 60% of the world's population will have access to wireless telephone service principally through satellite-based systems like the Globalstar System. Globalstar believes that its addressable market exceeds 30 million people.

     The Globalstar System has been designed with attributes which Globalstar believes compare favorably to other proposed global MSS systems including: (i) Globalstar's unique combination of CDMA technology and path diversity through multiple satellite coverage, which will reduce call interruptions and signal blockage from obstructions and will use satellite power more efficiently; (ii) a proven space segment design without complex intersatellite links or on-board call processing and a ground segment with flexible, low-cost gateways and competitively priced Globalstar Phones; (iii) lower average wholesale prices than other proposed MSS systems; and (iv) gateways installed in most major countries, minimizing tail charges (i.e. amounts charged by carriers other than the Globalstar service provider for connecting a Globalstar call through its network), resulting in low costs for domestic and regional calls, which will account for the vast majority of Globalstar's anticipated usage.

     Loral is a principal founder of Globalstar and, through a subsidiary, is its managing general partner. Following the exercise of the warrants issued to guarantors of Globalstar's credit agreement, Loral will have invested $269 million directly and indirectly in Globalstar and will own, directly or indirectly, 33.8% of Globalstar, on a fully diluted basis.

     Other Globalstar strategic partners include leading domestic and international telecommunications service providers and space and telecommunications equipment manufacturers who have invested an additional $210 million in equity and, together with Loral, committed or obtained $310 million in vendor financing for Globalstar. In addition, Loral, Lockheed Martin and certain strategic partners have guaranteed Globalstar's obligations under the Globalstar credit agreement for which they received warrants to purchase GTL common stock.

GLOBALSTAR STRATEGIC PARTNERS

     Globalstar has selected strategic partners whose marketing, operating and technical expertise will enhance Globalstar's capabilities. These partners are playing key roles in the construction, operation and marketing of the Globalstar System. Globalstar's founding partners are Loral and Qualcomm, the leading supplier of CDMA digital telecommunications technology. Globalstar's other strategic partners are:

                      TELECOMMUNICATIONS                      TELECOMMUNICATIONS EQUIPMENT
                       SERVICE PROVIDERS                   AND AEROSPACE SYSTEMS MANUFACTURERS
        -----------------------------------------------  ---------------------------------------
        - AirTouch                                       - Alcatel
        - Dacom                                          - Alenia
        - France Telecom                                 - DASA
        - Vodafone                                       - Finmeccanica
                                                         - Hyundai
                                                         - SS/L

     SS/L is providing the system's satellites under a fixed-price contract that also requires SS/L to obtain launch services and launch insurance. Qualcomm is designing and will manufacture Globalstar Phones and gateways and certain ground support equipment.

BUSINESS STRATEGY

     Globalstar's strategy for successful operation is based upon: (i) providing potential users worldwide with high quality telecommunications services, (ii) employing a system architecture designed to minimize cost and technological risks and (iii) leveraging the marketing, operating and technical capabilities of its strategic partners.

     WORLDWIDE HIGH QUALITY SERVICE

     To achieve rapid and sustained customer acceptance of the system, the Globalstar System has been designed to provide a high quality, worldwide service that combines the best of existing cellular service with the technological advantages of the Globalstar System as described herein to meet the needs of individual end users.

     Worldwide Coverage and Access. The Globalstar System's worldwide coverage has been designed to enable its service providers to extend modern telecommunications services rapidly and economically to significant numbers of people who currently lack basic telephone services and to enhance wireless telecommunications in areas underserved or not served by existing or contemplated cellular systems. Globalstar expects to provide a communications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified. The Globalstar System has also been designed to enable international travelers to make and receive calls at a unique telephone number through their mobile Globalstar Phone anywhere in the world where Globalstar service is authorized by local regulatory authorities.

     Multiple Satellite Coverage; Soft Handoff. CDMA digital communications technology combined with continuous multiple satellite coverage and signal path diversity (a patented SS/L method of signal reception not available to competing systems) will enable the Globalstar System to provide service to a wide variety of locations, with less potential for signal blockage from buildings, terrain or other natural features. Globalstar Phones have been designed to operate with a single satellite in view, although typically signals from two to four satellites overhead will be combined to provide service. Therefore, the loss of an individual satellite is not expected to result in any gap in global coverage. Each mobile Globalstar Phone has been designed to communicate with as many as three satellites simultaneously, combining the signals received to ensure maximum service quality. As satellites are constantly moving in and out of view, they will be seamlessly added to and removed from the calls in progress, thereby reducing the risk of call interruption.

     Superior Call Quality; Increased Privacy. Based on terrestrial simulations of the Globalstar System, Globalstar expects that Qualcomm's CDMA digital technology will enable Globalstar to provide digital voice services which will have clarity, quality and privacy similar to those of existing digital land-based cellular systems. Qualcomm's CDMA technology, which is available to Globalstar on an exclusive basis for commercial MSS applications, has also been selected for digital cellular service by 12 of the 15 largest U.S. cellular service providers and the two largest holders of PCS services in the U.S. (by population served).

     Efficient Use of Satellite Resources. The Globalstar System's use of multiple satellites to communicate with each Globalstar Phone (a patented SS/L method of signal reception not available to competing systems) has been designed to allow its communications signals to bypass obstructions. Path diversity is expected to permit Globalstar to maintain its desired level of service quality while using less power and satellite resources than would be required in a system using single path satellites, which attempt to penetrate obstructions by using higher single satellite power and overall higher link margins.

     No Voice Delay. Globalstar satellites' low-earth orbit ("LEO") of 750 nautical miles is expected to result in no perceptible voice delay, as compared with the noticeable time delay of calls utilizing geosynchronous satellites, which orbit at an altitude of 22,500 nautical miles. Globalstar believes that its system will also entail noticeably less voice delay than medium orbit MSS systems and, in many cases, than LEO systems requiring on-board satellite call processing to support satellite-to-satellite switching systems.

     EMPLOYING A SYSTEM ARCHITECTURE DESIGNED TO MINIMIZE COST AND RISK

     Simple, Cost-Effective System Architecture. To achieve low cost, reduce technological risk and accelerate its deployment, Globalstar has devised a system architecture using small satellites incorporating well-established design features, and located the system's call processing and switching operations on the ground, where they are accessible for maintenance and can benefit from continuing technological advances. Hand-held and vehicle-mounted Globalstar Phones are anticipated to be priced comparably and will be similar in function to current digital cellular telephones. Dual-mode and tri-mode Globalstar Phones will be able to access both Globalstar and a variety of local land-based analog and digital cellular services, where available. Multiple manufacturers will be licensed to manufacture Globalstar Phones in order to promote competition and reduce prices. Globalstar gateways have been competitively priced in order to encourage the placement of one or more gateways in each country served, thus reducing tail charges for the terrestrial portion of each call.

     Low-Cost Service. Globalstar intends to offer its service providers effective average prices substantially lower than those announced by its anticipated principal competitors. Globalstar's service providers will set their own retail pricing and will pay to Globalstar wholesale prices generally expected to range between $0.35 and $0.55 per minute. Another proposed satellite-based system has proposed retail pricing of more than $3.00 per minute. As a result of its pricing commitments to its service providers or as a result of competitive pressures, Globalstar may not be in a position to pass on to its service providers unexpected increases in the cost of constructing the Globalstar System. However, Globalstar believes that its low system and operating costs and high gross margins at target pricing and usage levels provide it with substantial additional pricing flexibility if necessary to meet competition.

     Simple Space Segment of Proven Design. Globalstar believes its system will cost less to design and construct and may be the first of the proposed worldwide systems to provide commercial service. To achieve low cost, reduce technological risk and accelerate deployment of the Globalstar System, Globalstar's system architecture uses small satellites incorporating a well-established repeater design that acts essentially as a simple "bent pipe," relaying signals received directly to the ground. All of the system's call processing and switching operations are on the ground, where they are accessible for maintenance and can benefit from continuing technological advances. The Globalstar space segment is being manufactured under a fixed-price contract with SS/L. The contract provides for the construction of 56 satellites meeting designated performance specifications and for SS/L to obtain launch services and launch insurance.

     Flexible, Low-Cost Ground Segment. Globalstar has been designed to offer local governments and service providers affordable telephone infrastructure where the cost of build-out of land-based wireline or wireless telephone systems is either too great or not economically justifiable. By purchasing a single gateway for approximately $3 million to $8 million (depending on the capacity desired), a service provider can extend basic telephone service to fixed terminals on a national basis in countries as large as Saudi Arabia and mobile service to cover an area almost as large as Western Europe. As a result of the low cost of its gateways, Globalstar expects that its service providers will install gateways in most of the major countries in which they offer service. Each country with a Globalstar gateway will have access to domestic service without the imposition of international tail charges on in-country calls, thereby offering subscribers the lowest possible cost for domestic calls, which account for the vast majority of all cellular calls today.

     Competitively Priced Globalstar Phones. Hand-held and vehicle-mounted Globalstar Phones are anticipated to be priced comparably and will be similar in function to current digital cellular telephones. Moreover, mobile Globalstar Phones will use less power on average than conventional analog cellular telephones and are therefore expected to enjoy longer battery life. Dual-mode and tri-mode Globalstar Phones will be able to access both Globalstar and a variety of local land-based analog and digital cellular services, where available. Mobile and fixed Globalstar Phones are expected to cost less than $750 each, and Globalstar public telephone booths are expected to cost between $1,000 and $2,500, depending upon desired capacity and the number of units sharing a fixed antenna. Qualcomm is required to license three additional manufacturers of Globalstar Phones and has recently granted a license to each of Ericsson and TELITAL for such purpose; Globalstar believes that licensing multiple manufacturers will spur competition, which will reduce prices. As is the case with many cellular systems today, service providers may subsidize the cost of Globalstar Phones to generate additional usage revenue. In addition, national and local governments may subsidize some or all elements of system cost, particularly in rural areas, thereby reducing the cost of access to subscribers.

     LEVERAGING THE CAPABILITIES OF GLOBALSTAR'S STRATEGIC PARTNERS

     Loral has overall management responsibility for the design, construction, deployment and operation of the Globalstar System. Globalstar's strategic partners will play key roles in the design, construction, operation and marketing of the Globalstar System.

     Telecommunications service providers AirTouch, Dacom, France Telecom and Vodafone are providing in-country marketing and telephony expertise to Globalstar. Globalstar's strategic partner service providers have been granted exclusive rights to provide Globalstar service in 71 countries around the world in which they have particular marketing strength and experience and access to an established customer base of 60 million subscribers. Six additional service providers have agreed to offer Globalstar service in 32 additional countries. To maintain their service provider rights on an exclusive basis, these service providers and additional service providers are required to make minimum payments to Globalstar equal to 50% of target revenues. Based upon current targets (which are subject to adjustment in 1998 based upon an updated market analysis), such minimum payments total approximately $5 billion through 2005. In order to accelerate the deployment of gateways around the world prior to the In-Service Date, Globalstar and the service providers intend to jointly finance the procurement of 33 gateways for resale to service providers. Globalstar expects to recover its investment in this gateway financing program from such resales. There can be no assurance that the service providers will elect to retain their exclusivity and make such payments or place such orders for Globalstar Phones and gateways.

     Globalstar expects to add additional service providers in order to provide coverage throughout the world. Each service provider will, subject to obtaining required local regulatory approvals, market and distribute Globalstar service in its designated territories and own and operate the gateways necessary to serve its markets.

     Telecommunications equipment and aerospace systems manufacturers SS/L, Alcatel, Alenia, DASA, Finmeccanica and Hyundai have contracted to design, build and deploy the Globalstar System. Qualcomm, using its CDMA technology, is designing and will manufacture Globalstar Phones and gateways and has primary responsibility, along with Globalstar, for the design and implementation of the ground operations control centers ("GOCCs"). Qualcomm's CDMA technology is available to Globalstar on an exclusive basis for commercial MSS satellite applications. SS/L is performing under a fixed-price contract for the construction of Globalstar's satellites in conjunction with its alliance partners, Aerospatiale, Alcatel, DASA and Finmeccanica, and with Hyundai.

THE GLOBALSTAR SYSTEM

     Globalstar intends to offer low-cost, high quality telecommunications services throughout the world. The Globalstar System will be comprised of its 48-satellite LEO constellation (together with eight in-orbit spare satellites) and a Ground Segment consisting of two SOCCs and two GOCCs, Globalstar gateways in each region served, and mobile and fixed Globalstar Phones. Globalstar will own and operate the satellite constellation, the SOCCs and the GOCCs, as well as four gateways; the remaining elements of the system will be owned by Globalstar's service providers and their subscribers. The descriptions of the Globalstar System are based upon current design and are subject to modification in light of future technical and regulatory developments.

     Globalstar Services and Globalstar Phones. Globalstar's most important service will be voice telephony service, which Globalstar is expected to offer through telephone booth-like installations and other fixed telephones located in areas without any landline or cellular telephone coverage, and through hand-held and vehicle-mounted Globalstar Phones, similar to existing cellular telephones. Globalstar is also expected to offer paging, facsimile and messaging services and position location capabilities, which may be integrated with its voice services or marketed separately, as well as environmental and asset monitoring from remote locations and other forms of data transmission.

  Voice Services

     Based on terrestrial simulations of the Globalstar System, Globalstar expects that its digital voice services will have clarity, quality and privacy similar to those of existing digital land-based cellular systems. Moreover, the system has been designed to minimize call interruptions ("dropped calls") resulting from movements on the part of the user or the satellites. Globalstar is expected to offer the full range of voice services provided by modern land-based telephone networks, including options such as call forwarding, conferencing, call waiting, call transfer and reverse charging ("collect calls"). Globalstar's voice services will be digital in nature and therefore difficult for unauthorized listeners to intercept and decode and, as a result, will be more secure than those offered by analog systems such as existing cellular telephones. The Globalstar System will function best when there is an unobstructed line-of-sight between the user and one or more of the Globalstar satellites overhead. Competing systems without Globalstar's path diversity depend on each user maintaining contact with a single satellite. Obstacles such as buildings, trees or mountainous terrain may degrade service quality, more so than would be the case with terrestrial cellular systems, and service may not be available in the core of high-rise buildings.

     By planning for volume production and utilizing commercially available off-the-shelf components where possible, Globalstar expects that its Globalstar Phones, unlike those of certain other proposed MSS systems, will be priced comparably to current state-of-the-art digital cellular telephones. Qualcomm has agreed to design and manufacture a number of versions of Globalstar Phones. It has granted a license to manufacture Globalstar Phones to each of Ericsson and TELITAL and has agreed to license at commercially reasonable royalty rates at least one additional qualified Globalstar Phone manufacturer.

     Fixed Globalstar Phones for No-Telephone Areas. The majority of the world's population does not have access to any of the basic telephone services that are available to most residents of developed nations. Public installations of one or more Globalstar Phones, configured as telephone booths and powered by local generators or solar panels connected to a directional antenna aimed at the satellites overhead, would be important resources for remote villages currently lacking basic telephone service. Government officials, among other individuals, as well as commercial enterprises in remote areas such as mining and logging operations, are expected to utilize fixed Globalstar Phones which will operate like landline telephones, but will be connected to directional Globalstar antennas. Directional antennae also provide for more efficient use of the system's capacity.

     Mobile Globalstar Phones for No-Cellular Areas. In certain regions, land-based cellular systems cannot be economically justified because of their population density or geographic characteristics. As a satellite-based system with worldwide coverage, Globalstar can efficiently offer both hand-held and vehicle-mounted mobile service in these areas through its single-mode mobile Globalstar Phones. These units are expected to be similar in function and cost to today's full-featured cellular telephones. Unlike any cellular telephone in existence today, however, these units will have the ability to operate (both for making and receiving calls) in virtually every inhabited area of the world where Globalstar service is authorized.

     Globalstar mobile terminals will all be equipped with omnidirectional antennas, similar to cellular telephone antennas, that connect equally well regardless of the direction in which they are pointed. Each mobile terminal will communicate with all satellites in view and will have the built-in signal processing intelligence to constantly seek out and select the strongest signal transmitted from overhead, combining the signals received to ensure maximum service quality. Further, Globalstar Phones will automatically vary their power output as necessary to maintain call quality and connectivity. As a result of this efficiently-managed power system, mobile Globalstar Phones are expected to draw less power, on average, than conventional cellular telephones and are therefore expected to enjoy longer battery life.

     Dual-Mode and Tri-Mode Globalstar Phones for Local and Global
Roaming. Current cellular system subscribers who need a mobile telephone that also works when they travel to areas without compatible cellular coverage (or that have no cellular coverage at all) will be offered Globalstar service through dual-mode and tri-mode handsets and vehicle-mounted units. Dual-mode and tri-mode telephones will also permit the user to access Globalstar service when cellular access is temporarily blocked by interference, terrain or over-capacity. Like Globalstar's single-mode mobile telephones, dual-mode and tri-mode telephones will enable the user to make and receive calls through a unique access number anywhere in the world where service is authorized.

     Dual-mode and tri-mode Globalstar Phones can be programmed by the service provider to automatically utilize the chosen land-based cellular service whenever it is available and to otherwise process the call through Globalstar; they can also be programmed for manual selection between Globalstar and the land-based cellular system. Dual-mode and tri-mode Globalstar Phones are being developed for the most widely-based conventional cellular modulation. The dual-mode pairs are expected to include: Globalstar/CDMA, Globalstar/Advanced Mobile Phone Systems (AMPS) and Globalstar/Global System for Mobile Communications (GSM).

  Other Services

     Messaging and Paging Services. In addition to supporting voice services, the Globalstar System is also expected to function as a worldwide paging and alphanumeric messaging service. Hand-held or vehicle-mounted Globalstar Phones are currently being designed with a built-in paging and messaging feature that allows the user to receive a page or a short alphanumeric message while the unit is in a very-low-power "quiet listening only" mode. Separate Globalstar messaging and paging units may also be developed by Globalstar or by third party vendors. The Globalstar System can readily support these functions without taxing system resources since, as compared with voice services, messages and pages have a relatively low data content and do not require instantaneous, two-way transmission.

     Remote Monitoring. Globalstar data terminals integrated with automatic sensing equipment of various kinds can provide a continuous stream of valuable information concerning natural events such as weather conditions, seismic shifts and forest fires, as well as the condition of remote assets, such as oil and gas pipelines and electric utility transmission lines.

     Facsimile and Other Data Services. The Globalstar System is expected to support fax traffic, as well as transmissions of digital computer data.

     Position Location. Frequent, accurate readings of position location for large numbers of vehicles is critical information for the efficient management of fleets of trucks and railcars. Qualcomm's OmniTRACS system, which relays position location information to a central location and offers messaging capabilities, is expected to be deployed on the Globalstar System and offered to Globalstar service providers to address this need.

SATELLITE CONSTELLATION

     Globalstar service will be delivered through a constellation of 48 small, low-cost LEO satellites orbiting the earth in eight circular inclined planes with six satellites per plane which will provide a clear communications link with the Globalstar Phones and gateways below. Each satellite will transmit 16 spot beams, which will generate coverage cells on the surface of the Earth for links between users and gateways via the satellites. Each satellite's coverage area will have a typical diameter of 3,600 miles on the Earth's surface, resulting in an average area covered per satellite of approximately ten million square miles, an area larger than the area of China or the United States. Each spot beam will cover an average area of approximately 600,000 square miles, an area larger than that of any state in the United States or any country in Western Europe.

     Path Diversity from Multiple Satellites. The satellite constellation will orbit the Earth in a coordinated pattern 750 nautical miles above the surface of the Earth designed to provide users with continuous overlapping coverage from multiple satellites with diverse angles of view or "path diversity." The satellites will provide multiple-satellite global coverage in all areas of the world except for a small portion of the polar regions. This constellation and orbital plane design is expected to improve service quality significantly relative to current analog systems.

     LEO satellites are in constant motion overhead, relative to a user on the Earth's surface, and, as a result, the beam from the satellite transmitting a call could be blocked at any time by a building or natural obstruction, placing the user in the beam's shadow and interfering with or interrupting the call. Similar effects may occur when a mobile user changes position. Globalstar Phones can operate with a single satellite in view, although typically two to four satellites will be overhead. This supports the benefits of path diversity for mobile terminals and also means that, in contrast to medium-earth orbit ("MEO") systems with fewer satellites and competing LEO systems lacking this feature, the loss of individual satellites will usually not result in gaps in global coverage. Globalstar's mobile terminals are designed to communicate with as many as three satellites simultaneously, combining the signals received to provide improved call quality and, when another satellite moves into an optimal position, reliably "handing off" the call to such satellite without interruption. This combination of path diversity and CDMA is a patented SS/L technology designed to minimize call fading, resulting in fewer dropped calls and higher overall call quality.

     Low-Cost Satellites. Globalstar has chosen a satellite architecture designed to offer reliable, high quality service and minimize technological risks. Globalstar's satellites will incorporate a repeater design which will act essentially as a "bent pipe," relaying received signals directly to the ground. This design follows the proven philosophy used in all commercial communications satellites currently in operation. Globalstar's call processing and switching operations are on the ground, where they are accessible for maintenance and can benefit from continuing technological advances. By contrast, competing systems whose satellites switch calls in space from satellite to satellite require on-board digital signal processing. Globalstar believes that this design results in higher system costs and precludes the accessible maintenance and easy upgrade to reflect technological advances which Globalstar can accomplish on the ground without a need to launch replacement satellites. Globalstar also believes that such systems' inherent ability to switch international calls in space, bypassing local service providers, many of which are state-owned, may limit their desirability in the eyes of some local regulatory authorities.

     In addition to improving Globalstar's service quality, CDMA technology has enabled Globalstar to reduce satellite costs. Because Globalstar's spectrum modulation technology uses code division, rather than time division, to identify and process signals, its transmission timing and orbital pathways need not be so precisely controlled. Globalstar believes that the novel satellite crosslink and time division multiple access ("TDMA") duplexing technology proposed by a competitor requires additional power, transmission, timing and station-keeping capabilities which Globalstar believes have contributed to that competitor's higher total system cost.

     No Perceptible Voice Delay. Globalstar expects that its combination of a low-earth orbit and simple repeaters will reduce voice delays over its system to between 150 and 200 milliseconds, a delay which is not perceptible to the subscriber in a normal phone conversation. Voice delays are comprised of a propagation delay, as signals move from the Earth to the satellite and back, and processing delays on-board the satellite. By contrast, geosynchronous satellite communications entail a noticeable voice delay of approximately 600 milliseconds. Globalstar expects, based on its own analysis, that MEO systems such as TRW, Inc.'s Odyssey system ("Odyssey") and Global Communications' ICO system ("ICO") may entail voice delays of between 250 and 300 milliseconds. Although a proposed TDMA system will have an orbit lower than Globalstar's, thus reducing propagation delay somewhat, Globalstar believes that in most cases this advantage will be more than offset by the additional processing delay entailed by the proposed TDMA system's need to decode, recode, perform echo cancellation and otherwise process signals in space and the need, in many cases, for satellite-to-satellite linkages, with additional on-board processing at each step. However, quality differentials may not be of significant competitive importance in communications markets in developing countries that currently lack even basic telephone coverage.

     Constellation Life. The satellites in the first-generation constellation are designed to operate at full performance for a minimum of 7 1/2 years, after which time the cumulative effects of the space environment are expected to gradually reduce operating performance. The constellation has been designed so that the loss of a few satellites will, in most cases, not result in gaps in global coverage. In order to provide additional assurance of system integrity in the event of premature satellite failure, however, Globalstar plans to launch eight spare satellites to be relocated in space as required.

     Depending on the level of demand for services and the remaining effective capacity of the first-generation constellation, a second generation of satellites will be designed, built and launched. Globalstar currently expects to place a second-generation constellation in service in 2004 and 2005. While the precise technical capabilities and costs of the second generation of Globalstar satellites cannot be currently foreseen, the second-generation constellation may be designed with significantly greater call capacity than the first. In connection with such an increase in call capacity, Globalstar may be required to seek additional spectrum allocations from the applicable regulatory authorities. There is no assurance that such spectrum, if requested, would be obtained. Implementation and operation of a second-generation system will also require obtaining U.S. and other regulatory authorizations, and there is no assurance that these authorizations, if requested, would be obtained.

  The Ground Segment

     Globalstar's SOCCs will track and control the satellite constellation using telemetry and command units located in various gateways around the world and telemetry stations in two locations, at least one of which will be in the United States. The SOCCs will control satellite orbit positioning, maneuvers and station keeping, and will monitor satellite health and status in all subsystems. The SOCCs will also plan and implement satellite lifecycle maintenance procedures, including orbit adjustment maneuvers.

     The GOCCs, which will be in continuous operation 24 hours a day, will be responsible for planning and controlling satellite utilization by gateway terminals and coordinating information received from the SOCCs. In addition to these planning functions, the GOCCs will be responsible for monitoring system performance, collecting information for billings to service providers and ensuring that the gateways do not exceed allocated system capacity. The GOCCs will be responsible for dynamically allocating system capacity among nearby regions to optimally service changing patterns of demand. The primary SOCC and primary GOCC will be located at Globalstar's headquarters, with backup facilities at another location.

     The gateway stations are the interconnection points between the Globalstar satellite constellation and existing land-based telecommunications networks. Each gateway will contain up to four tracking antennas and radio frequency front ends that track the satellites orbiting in their view. A typical gateway is expected to cost between $3 million and $8 million, depending upon the number of subscribers being serviced by the gateway and assuming that the gateway will be located at the site of an existing cellular or other appropriate telecommunications switch. Each nation with at least one gateway within its borders will have complete control over system access by users within its territory. A single gateway is expected to be able to provide fixed coverage over an area larger than Saudi Arabia and mobile coverage over an area almost as large as Western Europe. As a result of the low cost of its gateways, Globalstar expects that its service providers will install gateways in most of the major countries in which they offer service. Each country with a Globalstar gateway will have access to domestic service without the imposition of international tail charges, thereby offering subscribers the lowest possible cost for domestic calls, which account for the vast majority of all cellular calls today. Full global land-based coverage of virtually all inhabited areas of the globe could theoretically be achieved with as few as 80 gateways. Globalstar believes, however, that as many as 100 gateways may be required to minimize land-based long-distance charges and to respect national boundaries.

     Although Globalstar has commissioned the design of the gateways to be used with the Globalstar System, ownership and operation of the gateways will be the responsibility of service providers in each country or region in which Globalstar operations are authorized. The gateway stations will be designed for Globalstar by Qualcomm and manufacturing rights will be licensed by Qualcomm to at least one third-party telecommunications equipment manufacturer. Globalstar will acquire four pre-production gateways from Qualcomm. Further, in order to accelerate the deployment of gateways around the world prior to the In-Service Date, Globalstar, Qualcomm and the strategic service providers jointly intend to finance 33 gateways for resale to service providers.

GLOBALSTAR SYSTEM CAPACITY

     The estimated capacity of the Globalstar System is anticipated to be in the range of approximately 800 million to 1 billion call minutes per month assuming equal fixed and mobile usage. However, Globalstar's total effective system capacity will depend on a number of variables. The number of call minutes per month the system can support will depend primarily on (i) the total bandwidth available to CDMA MSS systems, (ii) the number of systems sharing that bandwidth, (iii) the total number of subscribers, (iv) the type of Globalstar Phones (fixed or mobile) they use and (v) the level of average system availability required. Capacity will also depend upon a number of other variables, including (i) the peak hour system utilization pattern, (ii) average call length and (iii) the distribution of Globalstar Phones in use over the surface of the Earth.

COMPETITION

     Competition in the telecommunications industry is intense, fueled by rapid and continuous technological advances and alliances between industry participants on an international scale. Although no present participant is currently providing the same global personal telecommunications service proposed by Globalstar, it is anticipated that one or more additional competing MSS systems will be launched and that the success, or anticipated success, of Globalstar and its competitors could attract other entrants. If any of Globalstar's competitors succeed in marketing and deploying its system substantially earlier than Globalstar, Globalstar's ability to compete in areas served by such competitor may be adversely affected. A number of satellite-based telecommunications systems not involved in the MSS proceeding have also been proposed using geosynchronous satellites and, in one case, the 2 GHz band for a MEO system.

     Globalstar's most direct competitors are the two other MSS applicants which received FCC licenses, Iridium and Odyssey. ICO was not an applicant or a licensee in the MSS Proceeding or any other proceedings before the FCC; it is seeking to operate in a different frequency band not available for use by MSS systems under current international guidelines in place until 2000. Comsat, the U.S. signatory to Inmarsat, has applied to the FCC to participate in the procurement of facilities of the system proposed by ICO. It has also sought FCC approval of a proposal to extend the scope of services provided by Inmarsat, currently limited to maritime services, to include telecommunication services to land-based mobile units. These applications are currently pending before the FCC. Comsat has been instructed in the past by the U.S. government to seek to ensure that ICO does not receive preferred access to any market and that nondiscriminatory access to such areas for all mobile satellite communications networks be established, subject to spectrum coordination and availability. Nonetheless, because ICO is affiliated with Inmarsat and because its investors include the state-owned telecommunications monopolies in a number of countries, there can be no assurance that ICO might not be given preferential treatment in the local licensing process in those countries. It is also possible that one or more of the two pending MSS applicants will demonstrate financial qualifications sufficient to obtain an FCC license and become a competitor of Globalstar. Although Iridium has announced plans to launch its first satellites within the upcoming months, Globalstar does not believe that Iridium will be in service substantially earlier than Globalstar's In-Service Date.

     Geostationary-based satellite systems, including American Mobile Satellite Corporation ("AMSC"), Asia Pacific Mobile Telecom ("APMT"), Afro-Asia Satellite ("ASC"), PTAsia Cellular Satellite ("ACeS"), Lockheed Martin's Satphone and Comsat's Planet-1, plan to provide satellite-based telecommunications services in areas proposed to be serviced by Globalstar. Certain of these systems are being proposed by governmental entities. Because some of these systems involve relatively simple ground control requirements and are expected to deploy no more than two satellites, they may succeed in deploying and marketing their systems before Globalstar. In addition, coordination of standards among regional geostationary systems could enable these systems to provide worldwide service to their subscriber base, thereby increasing the competition to Globalstar.

     It is expected that as land-based telecommunications service expands to regions currently not served by wireline or cellular services, demand for Globalstar service in those regions may be reduced. If such systems are constructed at a more rapid rate than that anticipated by Globalstar, the demand for Globalstar service may be reduced at rates higher than those assumed by Globalstar. Globalstar may also face competition in the future from companies using new technologies and new satellite systems. New technology could render Globalstar obsolete or less competitive by satisfying consumer demand in alternative ways, or through the introduction of incompatible telecommunications standards. A number of these new technologies, even if they are not ultimately successful, could have an adverse effect on Globalstar as a result of their initial marketing efforts. Globalstar's business would be adversely affected if competitors began operations or expanded existing operations in Globalstar's target markets before completion of its system.

RESEARCH AND DEVELOPMENT

     Globalstar has entered into a contract with Qualcomm whereby Qualcomm is performing certain development tasks related to the Globalstar System. In addition, Globalstar is performing certain in-house engineering tasks that are classified as development costs. Total development expenses incurred for the years ended December 31, 1996 and 1995 and the period from March 23 (commencement of operations) to December 31, 1994 were $42 million, $63 million and $21 million, respectively.

PATENTS AND PROPRIETARY RIGHTS

     In connection with the Globalstar System, Globalstar's design and development efforts have yielded ten patents issued and 22 patents pending in the United States, as well as four patents issued and more than 130 patents pending internationally for various aspects of communication satellite system design and implementation of CDMA technology relating to the Globalstar System. Qualcomm has obtained 87 issued patents and 251 patents pending in the United States applicable to Qualcomm's implementation of CDMA. The issued patents cover, among other things, Globalstar's process of combining signals received from multiple satellites to improve the signal received and minimize call fading.

     There can be no assurance that any of the pending patent applications by Globalstar will be issued. Moreover, because the U.S. patent application process is confidential, there can be no assurance that third parties, including competitors of Globalstar, do not have patents pending that could result in issued patents which Globalstar would infringe. In such an event, Globalstar could be required to redesign its system or satellite, as the case may be, or pay royalties to obtain a license, which could increase cost or delay implementation of the system or construction of the satellite, as the case may be.

EMPLOYEES

     As of December 31, 1996, Globalstar had approximately 140 full-time employees, none of whom is subject to any collective bargaining agreement.

ITEM 2.  PROPERTIES

     Globalstar leases approximately 56,000 square feet of office space in San Jose, California. The lease expires in August 2000, and has options to renew for up to an additional ten years. In addition, Globalstar leases 12,000 square feet for its back-up GOCC in El Dorado Hills, California. The lease expires in November 2006 and has options to renew for up to an additional six years. Globalstar believes that its facilities are adequate for its current level of business.

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     (A) MARKET PRICE AND DIVIDEND INFORMATION

     GTL's common stock is traded on the Nasdaq National Market ("NNM") under the symbol "GSTRF". The following table sets forth, for each of the periods indicated, the high and low sales prices per share of common stock as reported on the NNM.

                                                                       MARKET PRICE
                                                               -----------------------------
                                                                   1996             1995
                                                               ------------     ------------
                                                               HIGH     LOW     HIGH     LOW
                                                               ----     ---     ----     ---
    Quarter ended:
      March 31, (February 14, 1995 to March 31, 1995)........  $65  3/4 $32     $20  1/2 $14 1/4
      June 30,...............................................   59  3/4  41 7/8  16       11 1/2
      September 30,..........................................   52       31      24       13 1/8
      December 31,...........................................   72       47 1/4  38  1/2  17 3/4

     GTL has not declared or paid any cash dividends on its common stock, and Globalstar has not made any distributions on its ordinary partnership interests. Except for interest payments by GTL on its Convertible Preferred Equivalent Obligations and distributions by Globalstar on its redeemable preferred partnership interests, GTL and Globalstar do not currently anticipate paying any such dividends or distributions (other than to the extent that Globalstar's payment of GTL's operating expenses related to Globalstar would be treated as a distribution) prior to Globalstar's Full Constellation Date and achievement of positive cash flow, which is not expected to occur until 1999. GTL is prohibited from paying dividends on its common stock as long as any interest arrears remain outstanding on its Convertible Preferred Equivalent Obligations. GTL is a holding company, the sole asset of which is its partnership interests in Globalstar; GTL has no independent means of generating revenues. Globalstar will pay GTL's operating expenses related to Globalstar; such expenses are not expected to be material. To the extent permitted by applicable law and agreements relating to indebtedness, Globalstar intends to distribute to its partners, including GTL, its net cash received from operations, less amounts required to repay outstanding indebtedness, satisfy other liabilities and fund capital expenditures and contingencies (including funds required for design, construction and deployment of the second-generation satellite constellation). The Globalstar Credit Agreement and the indenture related to the $500 million Senior Notes restrict the ability of Globalstar to pay cash distributions on its ordinary partnership interests. Cash distributions by Globalstar may also be restricted by future debt covenants. GTL intends to promptly distribute as dividends to the holders of its common stock the distributions made to it by Globalstar, less any amounts required to be retained for the payment of taxes, for repayment of any liabilities, and to fund contingencies.

     (B) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     At February 21, 1997, there were approximately 390 holders of record of GTL's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived from, and should be read in conjunction with the related financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                     (In thousands, except per share data)

                                                           YEARS ENDED DECEMBER 31,
                                                           -------------------------
                                                              1996           1995
                                                           ----------     ----------
STATEMENT OF OPERATIONS DATA:
  Equity in net loss of Globalstar, L.P................    $   15,080     $   12,632
  Net loss.............................................        15,080         12,632
  Net loss per share...................................          1.51           1.26

CASH FLOW DATA:
  Used in operating activities.........................            --             --
  Used in investing activities.........................      (299,500)      (185,750)
  Provided by equity transactions......................            --        185,750
  Provided by borrowings...............................       299,500             --

Ratio of Earnings to Fixed Charges.....................             1x           N/A

                                                                       DECEMBER 31,
                                                           ------------------------------------
                                                              1996           1995         1994
                                                           ----------     ----------     ------
BALANCE SHEET DATA:
  Investment in Globalstar, L.P........................    $  482,676     $  173,118     $   --
  Total assets.........................................       482,676        173,118        190
  Convertible preferred equivalent obligations.........       300,358             --         --
  Shareholders' equity.................................       180,639        173,118        124
  Shareholders' equity per share.......................         18.06          17.31      10.33

                                GLOBALSTAR, L.P.
            (In thousands, except per partnership interest amounts)

                                                    YEAR ENDED DECEMBER 31, 1994                                 CUMULATIVE
                                                  ---------------------------------
                                           PRE-CAPITAL
                                     SUBSCRIPTION PERIOD(1)           MARCH 23                                 MARCH 23, 1994
                                   ---------------------------      (COMMENCEMENT     YEARS ENDED DECEMBER      (COMMENCEMENT
                                    YEAR ENDED    JANUARY 1 TO    OF OPERATIONS) TO            31,            OF OPERATIONS) TO
                                   DECEMBER 31,    MARCH 22,        DECEMBER 31,      ---------------------     DECEMBER 31,
                                       1993           1994              1994            1995        1996            1996
                                   ------------   ------------    -----------------   ---------   ---------   -----------------
STATEMENT OF OPERATIONS DATA:
  Revenues........................        --         $   --           $      --       $      --   $      --       $      --
  Operating expenses..............    11.510          6,872              28,027          80,226      61,025         169,278
  Interest income.................        --             --               1,783          11,989       6,379          20,151
  Net loss applicable to ordinary
    partnership interests.........    11,510          6,872              26,244          68,237      71,969         166,450
  Net loss per weighted average
    ordinary partnership
    interest outstanding..........                                         0.73            1.50        1.53
  Cash distributions per ordinary
    partnership interest..........                                           --              --          --
OTHER DATA:
  Deficiency of earnings to cover
    fixed charges(2)..............                                          N/A             N/A      71,969
CASH FLOW DATA:
  Used in operating activities....        --             --             (23,052)        (38,368)    (46,622)       (108,042)
  Used in investing activities....        --             --             (50,549)       (280,345)   (384,264)       (715,158)
  Provided by partners' capital
    transactions..................        --             --             147,161         318,630     284,714         750,505
  Provided by (used in) other
    financing activities..........        --             --                  --          (1,875)     95,750          93,875

                                                                                             DECEMBER 31,
                                                                                  ----------------------------------
                                                                                    1996         1995         1994
                                                                                  --------     --------     --------
BALANCE SHEET DATA:
  Cash and cash equivalents..................................................     $ 21,180     $ 71,602     $ 73,560
  Working capital............................................................      (53,481)      17,687       35,423
  Globalstar System under construction.......................................      891,033      400,257       71,996
  Total assets...............................................................      942,913      505,391      151,271
  Vendor financing liability.................................................      130,694       42,219           --
  Borrowings under long-term revolving credit facility.......................       96,077           --           --
  Redeemable preferred partnership interests.................................      302,037           --           --
  Ordinary partners' capital.................................................      315,186      386,838      112,944

---------------
(1) Reflects certain costs incurred by Loral and Qualcomm prior to March 23, 1994, which were reimbursed by Globalstar through a capital subscription credit or agreement for repayment in connection with the $275.0 million capital subscription and commencement of Globalstar's operations on March 23, 1994.

(2) The ratio of earnings to fixed charges is not meaningful as Globalstar is in the development stage and, accordingly, has incurred operating losses.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

     Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Results of Operations and Financial Condition, and elsewhere in this Form 10-K, are forward-looking statements that involve risks and uncertainties, many of which may be beyond Globalstar's control. These may include, but are not limited to, problems relating to technical development of the system, testing, regulatory compliance, manufacturing and assembly, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. The actual results that Globalstar achieves may differ materially from any forward-looking projections due to such risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, cash and cash equivalents decreased to $21.2 million from $71.6 million at December 31, 1995. The net decrease is primarily a result of expenditures for the Globalstar System Under Construction of $381.7 million, the net cash used in operating activities of $46.6 million and distributions on redeemable preferred partnership interests of $14.8 million, offset by cash receipts during the year, which consisted of $299.5 million from the sale of redeemable preferred partnership interests and $96.0 from net borrowings under the long-term revolving credit facility.

     Accounts payable, payables to affiliates and accrued expenses increased by $20.8 to $75.3 million at December 31, 1996, as compared to the prior year, reflecting the increased level of activity by Globalstar's contractors and timing of payments.

     Through December 31, 1996, Globalstar incurred costs of approximately $1.0 billion for the design and construction of the space and ground segments. Costs incurred during fiscal year 1996 were approximately $535 million.

     As of February 1997, Globalstar estimates the cost for the design, construction and deployment of the Globalstar System, including working capital, cash interest on anticipated borrowings and operating expenses, to be approximately $2.5 billion, as compared with approximately $2.2 billion estimated at December 31, 1995. This increase arose primarily from a change in launch vehicles and additional integration testing procedures to support system readiness on schedule, scope changes to add features, capabilities and functions, cost growth and other factors. Actual amounts may vary from this estimate and additional funds would be required in the event of unforeseen delays, cost overruns, launch failures, technological risks, adverse regulatory developments, or to meet unanticipated expenses and for system enhancements and measures to assure system performance and readiness for the space and ground segments.

     Globalstar and its service provider partners intend to jointly finance the procurement of 33 gateways for resale to service providers, thereby accelerating the deployment of gateways around the world prior to the In-Service Date. Globalstar has agreed to finance approximately $80 million of the cost of these gateways and expects to recover its cost from the resale of these gateways to service providers.

     In addition, Globalstar has agreed to purchase from SS/L eight additional spare satellites that will increase Globalstar's ability to have at least 40 satellites in service during 1999, even in the event of launch failures. If the launch program is successful, the additional satellites will serve as ground spares, readily available for launch to replenish the constellation as needed to respond to satellite attrition during the first generation, or to increase system capacity as required. If Globalstar were to experience a launch failure, the costs associated with the construction and launch of replacements would be substantially covered by insurance, and in that event the cost of the additional satellites used as replacements, currently estimated at $175 million, would be reimbursed to Globalstar.

     On February 12, 1997, GTL and the holders of the warrants issued in connection with the Globalstar Credit Agreement, entered into an arrangement under which GTL agreed to accelerate the vesting and exercisability of the warrants to purchase 4,185,318 shares of GTL common stock at $26.50 per share and the holders agreed to exercise such warrants. GTL also agreed to register for resale the GTL common stock issuable upon exercise of the warrants. In addition, GTL announced its intention to distribute to the holders of its common stock rights to subscribe for and purchase 1,131,168 GTL shares for a price of $26.50 per share. Loral agreed to purchase all GTL shares not purchased upon exercise of the rights. Upon the exercise of the warrants and the rights, GTL will receive proceeds of approximately $140.9 million, which it will use to exercise warrants to purchase 5,316,486 Globalstar ordinary partnership interests at $26.50 per interest. Globalstar will use such proceeds for the construction of the Globalstar System.

     On February 13, 1997, Globalstar and GTL sold units consisting of $500 million aggregate principal amount of Globalstar's 11 3/8% Senior Notes due 2004 and warrants to purchase 1,032,500 shares of GTL common stock in a private offering. Net proceeds were approximately $484 million.

     As of February 13, 1997, Globalstar had raised or received commitments for approximately $2.0 billion. Globalstar believes that its current capital, vendor financing commitments, the availability of the Globalstar Credit Agreement ($154 million available at December 31, 1996) and proceeds from the exercise of the warrants, issued in connection with the Globalstar Credit Agreement, are sufficient to fund its requirements into the first quarter 1998. Globalstar intends to raise the remaining funds required to complete the Globalstar System from a combination of sources, including debt issuance (which may include an equity component), financial support from the Globalstar partners, projected service provider payments, projected net service revenues from initial operations, anticipated payments from the sale of gateways and Globalstar Phones and placement of partnership interests with new and existing strategic investors. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

RESULTS OF OPERATIONS

  Comparison of Results for the Years Ended December 31, 1996 and 1995

     Globalstar is a development stage partnership and has not commenced commercial operations. For the period March 23, 1994 (commencement of operations) to December 31, 1996, Globalstar has recorded cumulative net losses of $166.5 million. The net loss for the year ended December 31, 1996 decreased to $54.6 million as compared to $68.2 million for the year ended December 31, 1995 due to a decrease in development costs partially offset by a decrease in interest income. The net loss applicable to ordinary partnership interests was $72.0 million during the current period reflecting $17.3 million of preferred distributions on the redeemable preferred partnership interests. Globalstar is expending significant funds for the design, construction, testing and deployment of the Globalstar System and expects such losses to continue until commencement of commercial operations.

     Globalstar has earned interest income of $20.2 million on cash balances and short term investments since commencement of operations. Interest income during the year ended December 31, 1996 was $6.4 million as compared to $12.0 million for the year ended December 31, 1995. Interest income for the current period decreased as a result of lower average cash balances outstanding during 1996.

     Operating Expenses. Development costs of $42.2 million for the year ended December 31, 1996, represent the development of certain technologies under a cost sharing arrangement in Globalstar's contract with Qualcomm, the development of Globalstar Phones and Globalstar's continuing in-house engineering. This compares with $62.9 million of development costs incurred during 1995. The decline during the current year is primarily the result of the cost sharing arrangement in Globalstar's contract with Qualcomm reaching its funding limit in April 1996.

     Marketing, general and administrative expenses were $18.9 million for the year ended December 31, 1996 as compared to $17.4 million incurred during the year ended December 31, 1995.

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

     Income Taxes. Globalstar was organized as a limited partnership. As such, no income tax provision (benefit) is included in the accompanying consolidated financial statements since U.S. income taxes are the responsibility of its partners. Generally, taxable income (loss), deductions and credits of Globalstar will be passed through to its partners.

  Comparison of Results for the Year Ended December 31, 1995 to the Period March 23, 1994 (commencement of operations) to December 31, 1994

     The net loss for the year ended December 31, 1995 increased to $68.2 million from $26.2 million in the period March 23, 1994 (commencement of operations) to December 31, 1994 (the "Prior Period"), primarily due to increased operating expenses partially offset by increased interest income.

     Interest income for the year ended December 31, 1995 was $12.0 million as compared to $1.8 million earned during the Prior Period. Interest income increased significantly from the Prior Period as a result of higher cash balances invested due to the sale of 10,000,000 partnership interests to GTL for $185.8 million during the first quarter and the receipt of payments against capital subscriptions of $133.8 million.

     Operating Expenses. Development costs of $62.9 million for the year ended December 31, 1995, represent the development of certain technologies under a cost sharing arrangement in Globalstar's contract with Qualcomm, the development of Globalstar Phones and Globalstar's continuing in-house engineering. This compares with $21.3 million of development costs incurred during the Prior Period. The increase as compared to the Prior Period is primarily related to the technologies being developed under the cost sharing arrangement with Qualcomm.

     Marketing, general and administrative expenses were $17.4 million for the year ended December 31, 1995 as compared to $6.7 million incurred during the Prior Period. The increase from the Prior Period is a result of both increased marketing and personnel costs consistent with the higher level of activity at Globalstar.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This annual report of Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Globalstar, GTL or their representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by GTL with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of GTL or Globalstar. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, the factors summarized below.

  Development Stage Company

     Globalstar is a development stage company and has no operating history. From its inception, Globalstar has incurred net losses and expects such losses to continue. Globalstar will require expenditures of significant funds for development, construction, testing and deployment before commercialization of the Globalstar System. Globalstar does not expect to launch satellites until the second half of 1997, to commence operations before the second half of 1998 or to have positive cash flow before 1999. There can be no assurance that Globalstar will achieve its objectives by the targeted dates.

     As of February 1997, Globalstar estimates the cost for the design, construction and deployment of the Globalstar System, including working capital, cash interest on anticipated borrowings and operating expenses, to be approximately $2.5 billion. Actual amounts may vary from this estimate. Additional funds would be required in the event of unforeseen delays, cost overruns, launch failures, technological risks, adverse regulatory developments, or to meet unanticipated expenses and for system enhancements and measures to assure system performance and readiness for the space and ground segments. As of February 13, 1997, Globalstar had raised or received commitments for approximately $2.0 billion. Globalstar believes that its current capital, vendor financing commitments, the availability of the Globalstar credit agreement and the proceeds from the exercise of the warrants, are sufficient to fund its requirements into the first quarter of 1998. Globalstar intends to raise the remaining funds required from a combination of sources including debt issuance (which may include an equity component), financial support from the Globalstar partners, projected service provider payments, projected net service revenues from initial operations, anticipated payments received from the sale of gateways and Globalstar Phones and placement of partnership interests with new and existing strategic investors. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all. If there are unforeseen delays, if technical or regulatory developments result in a need to modify the design of all or a portion of the Globalstar System, if service provider agreements for additional territories are not entered into at the times or on the terms anticipated by Globalstar or if other additional costs are incurred, the risk of which is substantial, additional capital will be required. The ability of Globalstar to achieve positive cash flow will depend upon the successful and timely design, construction and deployment of the Globalstar System, the successful marketing of its services by service providers and the ability of the Globalstar System to successfully compete against other satellite-based telecommunications systems, as to which there can be no assurance. If Globalstar fails to commence commercial operations in the second half of 1998 or achieve positive cash flow in 1999, additional capital will be needed.

     Globalstar believes it will be able to obtain the additional financing it requires, but there can be no assurance that the capital required to complete the Globalstar System will be available from public or private capital markets or from its existing partners on favorable terms or on a timely basis, if at all. A substantial shortfall in meeting its capital needs would prevent completion of the Globalstar System.

     Many of the problems, delays and expenses encountered by an enterprise in Globalstar's stage of development may be beyond Globalstar's control. These may include, but are not limited to, problems related to technical development of the system, testing, regulatory compliance, manufacturing and assembly, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. Delay in the timely design, construction, deployment, commercial operation and achievement of positive cash flow of the Globalstar System could result from a variety of causes. These include delays in the regulatory process in various jurisdictions, delay in the integration of the Globalstar System into the land-based network, changes in the technical specifications of the Globalstar System made to enhance its features, performance or marketability or in response to regulatory developments or otherwise, delays encountered in the construction, integration or testing of the Globalstar System by Globalstar vendors, delayed or unsuccessful launches, delays in financing, insufficient or ineffective service provider marketing efforts, slower-than-anticipated consumer acceptance of Globalstar service and other events beyond Globalstar's control. Substantial delays in any of the foregoing matters would delay Globalstar's achievement of profitable operations.

  Regulation

     The operations of the Globalstar System are and will continue to be subject to United States and foreign regulation. In order to operate in the United States and on an international basis, the Globalstar System must be authorized to provide MSS in each of the markets in which its service providers intend to operate. Even though a Globalstar affiliate has received a FCC authorization, there can be no assurance that the further regulatory approvals required for worldwide operations will be obtained, or that they will be obtained in a timely manner or in the form necessary to implement Globalstar's proposed operations. Globalstar's business may also be significantly affected by regulatory changes resulting from judicial decisions and/or adoption of treaties, legislation or regulation by the national authorities where the Globalstar System plans to operate.

     Globalstar's FCC license, as modified on November 19, 1996, authorizes the construction, launch and operation of the satellite constellation and assigns the system user links and feeder links in the United States.

Globalstar's feeder link frequencies were allocated internationally at WRC95, and have been assigned by the FCC for use in the United States in accordance with the international allocation. However, use of the feeder link frequencies remains subject to restrictions that may be adopted in a potential FCC proceeding to adopt the international allocations into the U.S. Table of Frequency Allocations. The FCC recently adopted rules for the use of a portion of the frequencies allocated at WRC95 for MSS feeder links (such as Globalstar's) to a proposed high-speed wireless data service. Although these rules are intended to preclude harmful interference with other uses of these bands, they may ultimately permit uses of these frequencies that could diminish their usefulness for MSS feeder links. Separate licenses must also be obtained from the FCC for operation of gateways and Globalstar Phones in the United States.

     To the extent that additional MSS systems are authorized by the FCC or other national regulatory bodies to use the spectrum for which Globalstar has been authorized, the Globalstar System's capacity would be reduced. In addition, Globalstar's FCC license is subject to two pending judicial appeals. While Globalstar believes that these appeals are without merit, there can be no assurance that these appeals would not result in either reversal or stay of the FCC's decision to grant Globalstar's FCC license to LQP or ultimately result in the granting of additional licenses by the FCC or its adoption of an auction procedure to award licenses, which might materially increase the cost of obtaining such licenses.

     Authorization will be required in each country in which Globalstar Phones are used and in which Globalstar's gateways are located. Local regulatory approval for operation of the Globalstar System is the responsibility of the service providers in each territory. Although many countries have moved to privatize the provision of telecommunications service and to permit competition in the provision of such service, some countries continue to require that all telecommunications service be provided by a government-owned entity. While service providers have been selected, in part, based upon their perceived qualifications to obtain the requisite local approvals, there can be no assurance that they will be successful in doing so, and if they are not successful, Globalstar service will not be available in such territories. In that event, depending upon geographical and market considerations, Globalstar may or may not have the ability to redirect the system capacity that such territories would have otherwise used to serve markets in which service is authorized.

     Regulatory schemes in countries in which Globalstar or its service providers seek to operate may impose impediments on Globalstar's operations. There can be no assurance that such restrictions would not be unduly burdensome.

     Glonass, the Russian Global Navigation Satellite System, operates worldwide in a portion of the frequency band proposed to be used by Globalstar and other MSS systems for user uplinks. Although Glonass has proposed to migrate to lower frequencies, interference protection requirements for Glonass receivers are under consideration, which, if adopted, may render a segment of the MSS spectrum unusable for MSS user uplinks. While this is not expected to have an adverse effect on Globalstar's capacity in the United States, a decision to protect Glonass on the part of regulatory authorities in nations making extensive use of Globalstar fixed services, could reduce Globalstar's effective system capacity in such markets.

     European Union competition law proscribes agreements that restrict or distort competition in the European Union. Globalstar and others have responded to an inquiry from the Commission of the European Union requesting information regarding their activities. A violation of European Union competition law could subject Globalstar to fines or enforcement actions that could delay service in western Europe, and/or depending on the circumstances, adversely affect Globalstar's contractual rights vis-a-vis its European strategic partners. In addition, the Commission has proposed legislation which, if adopted, would give the Commission broad regulatory authority over satellite telecommunications systems such as the Globalstar System.

  Technological Factors

     The Globalstar System is exposed to the risks inherent in a large-scale complex telecommunications system employing advanced technologies which must be adapted to the Globalstar application and which have never been used as a commercial whole. Deployment of the Globalstar satellite constellation will involve volume production and testing of satellites in quantities significantly higher than those previously prevailing in the industry. The integration of a worldwide LEO satellite-based system like Globalstar has never occurred; there is no assurance that such integration will be successfully implemented. The operation of the Globalstar System will require the detailed design and integration of advanced digital communications technologies in devices from personal handsets and public telephone networks to gateways in remote regions of the globe and satellites operating in space. The failure to develop, produce and implement the system, or any of its diverse and dispersed elements, as required, could delay the In-Service or Full Constellation Date of the Globalstar System or render it unable to perform at levels required for commercial success.

     Satellite launches are subject to significant risks, including disabling damage to or loss of the satellites. Historically, launch failure ("hot failure") rates on low-earth orbit and geostationary satellite launches have been approximately 10%. However, launch failure rates may vary depending on the particular launch vehicle. The McDonnell-Douglas Delta launch vehicle, scheduled to launch the first eight satellites (four per launch) of the Globalstar satellite constellation, suffered a launch failure on January 17, 1997. The United States government is currently investigating the cause of this launch failure, the second in this rocket's last 62 launches. Globalstar's first launch, which is currently scheduled for September 1997 aboard a Delta II rocket, could be delayed by this investigation. Nevertheless, Globalstar does not expect that such delay, if any, in the initial launch date would result in a delay in the In-Service Date or the Full Constellation Date. The Ukrainian Zenit launch vehicle, which is proposed to launch 36 Globalstar satellites (12 per launch), has never been used in commercial applications. Satellite launches of groups of more than eight commercial satellites have not been attempted before. Globalstar intends to launch the last 12 satellites of its constellation in groups of four on three separate launches of the Russian Starsem Soyuz rocket. There is no assurance that Globalstar satellite launches will be successful or that its launch failure rate will not exceed the industry average.

     Globalstar's Zenit launch contracts provide for relaunches at no additional charge in the event of a hot failure. However, the launch provider may, because of financial reasons or otherwise, be unable to provide such relaunches. A single launch failure would result in a loss of either four or 12 Globalstar satellites. Although the cost of replacing such satellites and launch vehicles will in most cases be covered by insurance, a launch failure could result in delays in the In-Service or the Full Constellation Date.

     SS/L has agreed to obtain launch vehicles for Globalstar and arrange for the launch of all 56 satellites, subject to pricing adjustments in light of future market conditions, which may, in turn, be influenced by international political developments. An adverse change in launch vehicle market conditions which prohibits Globalstar from utilizing the launch vehicles for which it has contracted could result in an increase in the launch cost payable by Globalstar, which may be substantial. In addition, there can be no assurance that replacement launch vehicles will be available in the future at a cost or on terms acceptable to Globalstar.

     Two of Globalstar's launch operators are subject to U.S. export control regulations. Yuzhnoye, based in Ukraine, has certain ties with Russia and intends to launch the Zenit rocket from the Baikonur launch site in Kazakhstan. Arianespace, which will be providing the Soyuz rockets, also intends to launch from Baikonur. Changes in governmental policies or political leadership in the United States, Ukraine, Russia or Kazakhstan could affect the cost, availability, timing or overall advisability of utilizing these launch providers. While there is no assurance that the necessary export licenses will be obtained, Globalstar has provided against the risk that such licenses will not be granted or that the deterioration in the relationships between the United States and these countries may make the use of such launch providers inadvisable by procuring options on sufficient launches with a U.S.-based launch provider to launch all the remaining satellites of the Globalstar constellation. If Globalstar were to exercise these options for U.S. launches in the wake of the failure to obtain any necessary export licenses or as a result of adverse developments in U.S. relations with these countries, the cost of launching the Globalstar satellite constellation would be significantly increased.

     A number of factors will affect the useful lives of Globalstar's satellites, including the quality of construction, expected gradual environmental degradation of solar panels and the durability of component parts. Random failure of satellite components could result in damage to or loss of a satellite ("cold failures"). In rare cases, satellites could also be damaged or destroyed by electrostatic storms or collisions with other objects. As a result of these factors, the first-generation satellite constellation (including spares) is designed to operate at full performance for a minimum of 7 1/2 years, after which performance is expected to gradually decline. However, there can be no assurance of the constellation's specific longevity. Globalstar's operating results would be adversely affected in the event the useful life of the satellites were significantly shorter than 7 1/2 years. Globalstar anticipates using funds generated from operations to develop a second generation of satellites. If sufficient funds from operations are not available and Globalstar is unable to obtain external financing for the second-generation constellation, Globalstar will not be able to deploy a second-generation satellite constellation to replace first-generation satellites at the end of their useful lives. In that event, the Globalstar System would cease operations at that time.

     Globalstar intends to obtain insurance against launch failure which would cover the cost of relaunch and the replacement cost of lost satellites in the event of hot failures for 56 satellites in its constellation. SS/L has agreed to obtain on Globalstar's behalf insurance for the cost of replacing satellites lost in hot failures, and for any relaunch costs not covered by the applicable launch contract, in certain circumstances subject to pricing adjustments in light of future market conditions. An adverse change in insurance market conditions may result in an increase in the insurance premium paid by Globalstar, which may be substantial. In addition, there is no assurance that launch insurance will be available or that, if available, would be at a cost or on terms acceptable to Globalstar.

     Globalstar may self-insure for hot failures for up to 12 such satellites. Globalstar's contract with SS/L provides for the construction and launch of eight spare satellites to minimize the effect of any launch or orbital failures. However, there can be no assurance that additional satellites and launches will not be required. In such an event, in addition to the replacement costs incurred by Globalstar, Globalstar's In-Service or Full Constellation Date may be delayed. In addition, unless otherwise required, Globalstar does not currently intend to purchase insurance to cover cold failures that may occur once the satellites have been successfully deployed from the launch vehicle.

     The space and communications industries are characterized by rapid technological advances and innovations. There is no assurance that one or more of the technologies utilized or under development by Globalstar may not become obsolete, or that its services will be in demand by the time they are offered. Globalstar will be dependent upon technologies developed by third parties to implement key aspects of its strategy to integrate its satellite systems with terrestrial networks, and there can be no assurance that such technologies will be available to Globalstar on a timely basis or on reasonable terms.

  Future Operating Factors

     The availability of Globalstar service in each region or country will depend upon the cooperation, operational and marketing efficiency, competitiveness, finances and regulatory status of Globalstar's service provider in that region or country. The willingness of companies to become service providers will depend upon a variety of factors, including pricing, local regulations and Globalstar's competitiveness with other satellite-based telecommunications systems. Globalstar believes that enlisting the support of established telecommunications service providers, some of which are the dominant carriers in their markets, will be essential both to obtaining necessary local regulatory approvals and to rapidly accessing a broad market of potential users. Globalstar's strategic service providers have agreed to act as exclusive service providers in 71 countries although it is anticipated that in many cases these partners will enter into strategic alliances with local service providers to provide Globalstar service in these countries. In addition, Globalstar expects to raise additional funds prior to the Full Constellation Date in the form of service provider payments from prospective service providers in other territories throughout the world. Globalstar's business plan assumes that Globalstar will contract with service providers to provide service in the remaining territories of the world, in certain cases, on terms more favorable to Globalstar than those contained in its founding service provider agreements. There can be no assurance that additional service provider agreements will be entered into in the future or that this plan will be achieved. If such service provider payments are not realized, Globalstar will be required to obtain other sources of financing in order to complete the Globalstar System.

     If the service providers fail to obtain the necessary local regulatory approval or to adequately market and distribute Globalstar's services, Globalstar's business could be adversely affected. There can be no assurance that enough service providers will contract for Globalstar service and procure and install the gateways and obtain the regulatory licenses necessary for complete global service. Failure to offer service in any particular region will eliminate that area's market potential and reduce Globalstar's ability to service its global roamer market.

     Certain strategic partners and other third parties are designing and constructing the component parts of the Globalstar System. In the event such parties are unable to perform their obligations, Globalstar's In-Service and Full Constellation Date may be delayed and its costs may be increased.

     Globalstar expects that a substantial portion of its business will be conducted outside of the United States. Such operations are subject to certain risks such as changes in domestic and foreign government regulations and telecommunications standards, tariffs or taxes and other trade barriers. Accordingly, government actions in foreign countries could have a significant effect on Globalstar's operations. Political, economic or social instability or other developments in such countries, including currency fluctuations, could also adversely affect Globalstar's operations. In addition, Globalstar's agreements relating to local operations may be governed by foreign law or enforceable only in foreign jurisdictions. As a result, in the event of a dispute, it may be difficult for Globalstar to enforce its rights under such agreements.

     Globalstar's largest potential markets are in developing countries or regions that are substantially underserved and not expected to be served by existing telecommunications systems. In doing business in such markets, Globalstar and its local service providers may face market, inflation, interest rate and currency fluctuation, government policy, price and wage, exchange control, taxation and social instability, expropriation and other economic, political or diplomatic conditions that are significantly more volatile than those commonly experienced in the United States and other industrialized countries. Although Globalstar anticipates that it will receive payments from its service providers in U.S. dollars, limited availability of U.S. currency in these local markets may prevent a service provider from making payments in U.S. dollars. Moreover, exchange rate fluctuations may affect the price Globalstar will be entitled to receive for its services.

     Globalstar's pricing to service providers will, under certain circumstances, not be automatically adjusted for inflation; in such cases, Globalstar will be able to increase its pricing to service providers only if the service provider increases its prices to subscribers, and it may be required to lower its pricing if the service provider lowers its prices to subscribers. In recent years, pricing in the telecommunications industry has trended downward, in some cases making it difficult for service providers to raise their prices to compensate for cost inflation. Although Globalstar expects future service provider agreements to contain pricing terms more favorable to Globalstar than those contained in its agreements with founding service providers, there can be no assurance that such terms will be achieved.

     Globalstar has entered into an agreement with a bank syndicate for a $250 million credit facility expiring December 15, 2000, and also expects to utilize $310 million of committed vendor financing. The Globalstar credit agreement permits Globalstar to incur up to $950 million of indebtedness on a senior basis, including $500 million aggregate principal amount of Globalstar's 11 3/8% Senior Notes, to finance the build-out of the Globalstar System; an unlimited amount of indebtedness may be incurred by Globalstar on a subordinated basis. Significant additional debt is expected to be incurred in the future. As a result, Globalstar is expected to become highly leveraged. Globalstar will be dependent on its cash flow from operations to service this debt. Any delay in the commencement of Globalstar operations will adversely affect Globalstar's ability to service its debt obligations. The discretion of Globalstar's management with respect to certain business matters will be limited by covenants contained in the Globalstar credit agreement, and future debt instruments. Among other things, the covenants contained in the Globalstar credit agreement restrict, condition or prohibit Globalstar from paying cash distributions on its ordinary partnership interests, creating liens on its assets, making certain asset dispositions, conducting certain other business and entering into transactions with affiliates and related persons. In the event the Globalstar credit agreement ceases to be guaranteed, it will also contain certain financial covenants limiting the ability of Globalstar to incur additional indebtedness. There can be no assurance that Globalstar's leverage and such restrictions will not materially and adversely affect Globalstar's ability to finance its future operations or capital needs or to engage in other business activities. Moreover, a failure to comply with the obligations contained in the Globalstar credit agreement and or any agreements with respect to additional financing could result in an event of default under such agreements, which could permit acceleration of the related debt and acceleration of debt under future debt agreements that may contain cross-acceleration or cross-default provisions.

     Competition in the telecommunications industry is intense, fueled by rapid and continuous technological advances and alliances between industry participants on an international scale. Although no present participant is currently providing the same global personal telecommunications service proposed by Globalstar, it is anticipated that one or more additional competing MSS systems will be launched and that the success, or anticipated success, of Globalstar and its competitors could attract other entrants. If any of Globalstar's competitors succeeds in marketing and deploying its system substantially earlier than Globalstar, Globalstar's ability to compete in areas served by such competitor may be adversely affected. A number of satellite-based telecommunications systems not involved in the MSS Proceeding have also been proposed using geostationary satellites and, in one case, the 2 GHz band for an MEO system.

     Globalstar's most direct competitors are the two other MSS applicants which received FCC licenses, Iridium and Odyssey. ICO was not an applicant or a licensee in the MSS Proceeding or any other proceedings before the FCC; it is seeking to operate in a different frequency band not available for use by MSS systems under current international guidelines in place until 2000. Comsat, the U.S. signatory to Inmarsat, has applied to the FCC to participate in the procurement of facilities of the system proposed by ICO. It has also sought FCC approval of a proposal to extend the scope of services provided by Inmarsat, currently limited to maritime services, to include telecommunications services to land-based mobile units. These applications are currently pending before the FCC. Comsat has been instructed in the past by the U.S. government to seek to ensure that ICO does not receive preferred access to any market and that non-discriminatory access to such areas for all mobile satellite communications networks be established, subject to spectrum coordination and availability. Nonetheless, because ICO is affiliated with Inmarsat and because its investors include state-owned telecommunications monopolies in a number of countries, there can be no assurance that ICO might not be given preferential treatment in the local licensing process in those countries. It is also possible that one or more of the two pending MSS applicants will demonstrate financial qualification sufficient to obtain an FCC license and become a competitor of Globalstar.

     In addition to competing for investment capital, subscribers and service providers in markets all over the world, the MSS systems, including Globalstar, also compete with each other for the limited spectrum available for MSS operations. Unlike CDMA systems such as Globalstar and Odyssey, which permit multiple systems to operate within the same band, the design of Iridium's TDMA system requires a separate frequency segment dedicated specifically for its use. If more than two CDMA systems become operational, CDMA systems like Globalstar will effectively have a smaller spectrum segment within which to operate their user uplinks in the U.S. While CDMA does permit spectrum sharing among competing systems, the capacity of the systems operating within that spectrum will decrease as the number of systems operating in the band increases. For example, Globalstar's capacity over a given area would decrease by approximately 25% if the total number of licensed MSS systems increased from three to four, assuming that Iridium is one of the licensed systems and the two other CDMA systems receiving licenses have technical characteristics similar to Globalstar's and experience the same level of usage.

     The FCC has no authorization to extend the U.S. band plan for CDMA and TDMA Big LEO systems to other countries. However, it has stated that it plans to express the view in discussions with other administrations that global satellite systems are more likely to succeed if individual administrations adopt complementary systems for licensing them.

     Geostationary-based satellite systems, including AMSC, APMT, ASC, ACeS, Lockheed Martin's Satphone and Comsat's Planet-1, plan to provide satellite-based telecommunications services in areas proposed to be serviced by Globalstar. Because some of these systems involve relatively simple ground control requirements and are expected to deploy no more than two satellites, they may succeed in deploying and marketing their systems before Globalstar. In addition, coordination of standards among regional geostationary systems could enable these systems to provide worldwide service to their subscriber bases, thereby increasing the competition to Globalstar. For example, Comsat has announced a global mobile satellite service

(Planet-1) using existing Inmarsat satellites, a six-pound, laptop-size phone, costing $3,000 with an expected per-minute usage rate of $3.00.

     Some of these potential competitors have financial, personnel and other resources substantially greater than those of Globalstar. Many of these competitors are raising capital and may compete with Globalstar for service providers and financing. Technological advances and a continuing trend toward strategic alliances in the telecommunications industry could give rise to significant new competitors. There can be no assurance that some of these competitors will not provide a more efficient or less expensive service. However, Globalstar believes that based upon the public statements and other publicly available information of the other MSS applicants, Globalstar will be a low-cost provider. Depending on the competitive environment, however, pricing competition could require Globalstar to reduce its anticipated pricing to service providers, thus adversely affecting its financial performance.

     Satellite-based telecommunications systems are characterized by high up-front costs and relatively low marginal costs of providing service. Several systems are being proposed and, while the proponents of these systems foresee substantial demand for the services they will provide, the actual level of demand will not become known until such systems are constructed, launched and operational. If the capacity of Globalstar and any competing systems exceeds demand, price competition could be particularly intense.

     Teledesic, Spaceway and Cyberstar have each applied to the FCC for licenses to operate satellite-based telecommunications and video transmission systems in the 28 GHz Ka-band. Certain MSS applicants, not including Globalstar, have applied to use this band for their feeder uplinks, as have proponents of land-based local multipoint distribution system ("LMDS") for cellular television services. The FCC is in the process of developing a band-width allocation plan for use of the available Ka-band spectrum by these services. Globalstar's primary business will be voice telephony, and its data transmission business will be focused on small data packet services such as paging and messaging. It therefore does not regard the television or broadband data services to fixed terminals proposed by Teledesic, Spaceway and Cyberstar or the wireless cable and fixed telephony services proposed by the LMDS applicants as competing services.

     It is expected that as land-based telecommunications services expand to regions currently underserved or not served by wireline or cellular services, demand for Globalstar service in those regions may be reduced. If such systems are constructed at a more rapid rate than that anticipated by Globalstar, the demand for Globalstar service may be reduced at rates higher than those assumed in Globalstar's market analysis. Globalstar may also face competition in the future from companies using new technologies and new satellite systems. New technology could render Globalstar obsolete or less competitive by satisfying consumer demand in alternative ways or through the introduction of incompatible telecommunications standards. A number of these new technologies, even if they are not ultimately successful, could have an adverse effect on Globalstar as a result of their initial marketing efforts. Globalstar's business would be adversely affected if competitors begin operations or existing or new telecommunications service providers penetrate Globalstar's target markets before completion of the Globalstar System.

     Subscriber acceptance of the Globalstar System (both in terms of placement of Globalstar Phones and subscriber usage thereof) will depend upon a number of factors, including price, demand for service and the extent of availability of alternative telecommunications systems. If the level of actual subscriber demand and usage for Globalstar service is below that expected by Globalstar, Globalstar's cash flow will be adversely affected. Globalstar's hand-held phone is expected to be larger and heavier for the same talk time than today's smaller and lighter pocket-sized, hand-held cellular telephones and is expected to have a significantly longer and thicker antenna than hand-held cellular telephones. The Globalstar System will function best when there is an unobstructed line-of-sight between the user and one or more of the Globalstar satellites. Obstacles such as buildings, trees or mountainous terrain may degrade service quality, more so than would be the case with terrestrial cellular systems, and service may not be available in the core of high-rise buildings. There is no assurance that these characteristics of the hand-held Globalstar Phone will not adversely affect subscriber demand for Globalstar service.

     There has been adverse publicity concerning alleged health risks associated with the use of portable hand-held telephones with transmitting antennas integrated into handsets. On August 1, 1996, the FCC announced new guidelines for evaluating environmental radio frequency radiation from FCC-regulated transmitters based primarily on the exposure criteria recommended in 1986 by the National Council on Radiation Protection Measurements ("NCRP"). Guidelines applicable to certain portable transmitting devices are based on the NCRP criteria and the exposure criteria developed by the Institute of Electrical and Electronic Engineers and recommended in 1992 by the American National Standards Institute. These guidelines were to become effective as to applications filed after January 1, 1997; the FCC, however, has deferred the effective date until September 1, 1997. The handsets Globalstar has contracted with Qualcomm to develop for use by mobile subscribers will have antennas for communication with the satellites and, in the case of the dual-mode and tri-mode hand-held Globalstar Phones, with the land-based cellular system. Because hand-held Globalstar Phones will use on average lower power to transmit signals than traditional cellular units, Globalstar does not believe that the proposed new guidelines will require any significant modifications of the Globalstar System or of the mobile hand-held Globalstar Phones designed to be used with the Globalstar System. There can, however, be no assurance that the guidelines, as adopted, or any associated health concerns, would not have an adverse effect on Globalstar's mobile handset business.

     The success of Globalstar's business will be partially dependent upon the ability of Globalstar to attract and retain highly qualified technical and management personnel. None of the employees of Globalstar has an employment contract with Globalstar nor does Globalstar expect to maintain "key man" insurance with respect to any such individuals. The loss of any of these individuals and the subsequent effect on business relationships could have a material adverse effect on Globalstar's business.

  Other Factors

     Partners of LQSS, the managing general partner of Globalstar, or their affiliates are principal suppliers to Globalstar of the major components of the Globalstar System, and are also expected to engage in the manufacture of system elements to be sold to service providers and subscribers. During the design, development and deployment of the Globalstar System, Globalstar will be substantially dependent upon the management skills of Loral and certain technologies developed by Loral, Qualcomm and SS/L to design and manufacture the Globalstar satellite constellation, SOCCs, GOCCs, gateways and Globalstar Phones. Globalstar has entered into contracts for the design of various segments of the Globalstar System with affiliates of LQSS, including a fixed-price satellite production contract with SS/L and a cost-plus-fee contract with Qualcomm to design the gateways, GOCCs and Globalstar Phones. To the extent that such contracts have been or will be awarded to partners of Globalstar or LQSS or their affiliates, such parties will have a conflict of interest with respect to the terms thereof.

     Partners and affiliates of Globalstar, including companies affiliated with or controlled by Loral, will be among Globalstar's principal service provider customers and may therefore have conflicts of interest with respect to the terms of Globalstar's service provider agreements and any proposed amendments thereto. In addition, if Globalstar is unable to offer Globalstar service to a service provider on competitive terms in a particular country or region, such a service provider, which may be a partner of Globalstar, can act as a service provider to a competing MSS system in such region or country while at the same time serving as a Globalstar service provider in other markets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information required for this item is set forth in the Company's 1997 definitive proxy statement which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

                NAME                   AGE                           POSITION
-------------------------------------  ---     ----------------------------------------------------
Bernard L. Schwartz..................  71      Chairman and Chief Executive Officer of GTL; Chief
                                               Executive Officer and Chairman of the General
                                               Partners' Committee of Globalstar
Michael B. Targoff...................  52      President, Chief Operating Officer and Director of
                                               GTL; Chief Operating Officer of Globalstar
Michael P. DeBlasio..................  60      Senior Vice President, Chief Financial Officer and
                                               Director of GTL; Senior Vice President of Globalstar
Nicholas C. Moren....................  50      Vice President and Treasurer of GTL; Vice President
                                               and Treasurer of Globalstar
Eric J. Zahler.......................  46      Vice President and Secretary of GTL; Vice President
                                               and Secretary of Globalstar
Thomas B. Ross.......................  66      Vice President, Government Relations of GTL; Vice
                                               President, Government Relations of Globalstar
Harvey B. Rein.......................  43      Vice President and Controller of GTL; Vice President
                                               of Globalstar
Douglas G. Dwyre.....................  64      Senior Vice President of GTL; President of
                                               Globalstar
Anthony J. Navarra...................  49      Vice President of GTL; Executive Vice President,
                                               Business Development of Globalstar
Robert A. Hicks......................  52      Vice President of GTL; Vice President, Operations of
                                               Globalstar
Edward Hirshfield....................  59      Vice President of GTL; Vice President, Development
                                               and Production of Globalstar
Robert A. Wiedeman...................  59      Vice President of GTL; Vice President, Engineering
                                               of Globalstar
Terry R. Evans.......................  49      Vice President of GTL; Vice President, Business
                                               Planning and Administration of Globalstar
Stephen C. Wright....................  40      Vice President of GTL; Vice President and Chief
                                               Financial Officer of Globalstar
Joel Schindall.......................  55      Vice President of GTL; Vice President of Systems
                                               Applications for Globalstar
William Adler........................  50      Assistant Secretary of GTL; Vice President and
                                               General Counsel of Globalstar

     Mr. Schwartz has been the Chairman and Chief Executive Officer of GTL since its initial public offering in 1995 and Chief Executive Officer and Chairman of the General Partners' Committee of Globalstar since 1994. Mr. Schwartz has been the Chairman and Chief Executive Officer of Loral since March 1996 and had been Chairman and Chief Executive Officer of Old Loral since 1972. He has been Chairman of the Board of Directors of SS/L since February 1991. Mr. Schwartz has been Vice Chairman and a director of Lockheed Martin since April 1996.

     Mr. Targoff has been President and Chief Operating Officer and a director of GTL and Chief Operating Officer of Globalstar since May 1996. From GTL's initial public offering in 1995 until May 1996, Mr. Targoff was Senior Vice President, Secretary and director of GTL, and from 1994 until May 1996, Mr. Targoff was

Senior Vice President and Secretary of Globalstar. Mr. Targoff has been President and Chief Operating Officer of Loral since March 1996 and had been Senior Vice President and Secretary of Old Loral since 1992. Prior thereto, he held other executive officer positions with Old Loral. Mr. Targoff is also a director of SS/L.

     Mr. DeBlasio has been Senior Vice President, Chief Financial Officer and Director of GTL since May 1996 and Senior Vice President of Globalstar since 1994. Mr. DeBlasio has been Senior Vice President and Chief Financial Officer of Loral since March 1996 and had been Senior Vice President, Finance and Chief Financial Officer of Old Loral since 1979. Mr. DeBlasio is also a director of SS/L.

     Mr. Moren has been Vice President and Treasurer of GTL since its initial public offering in 1995 and Vice President and Treasurer of Globalstar since 1994. Mr. Moren has been Vice President and Treasurer of Loral since March 1996 and had been Vice President and Treasurer of Old Loral since April 1991.

     Mr. Zahler has been Vice President and Secretary of GTL and Globalstar since May 1996. From 1994 to May 1996, Mr. Zahler had been Vice President and Assistant Secretary of Globalstar. Mr. Zahler has been Vice President, Secretary and General Counsel of Loral since March 1996 and had been Vice President and General Counsel of Old Loral since 1992. Prior to that time, he was a partner in the law firm of Fried, Frank, Harris, Shriver & Jacobson.

     Mr. Ross has been Vice President, Government Relations of GTL and Globalstar since November 1996. From June 1995 to November 1996, Mr. Ross was Vice President, Communications of GTL and Globalstar. Mr. Ross has also been Vice President, Government Relations of Loral since November 1996. From March 1996 to November 1996, Mr. Ross was Vice President, Communications of Loral. From April 1994 to May 1995, he served at the White House as Special Assistant to the President and Senior Director of Public Affairs for the National Security Council. From January 1992 to April 1994, he was Senior Vice President and Director of Media Relations for Hill & Knowlton.

     Mr. Rein has been Vice President and Controller of GTL and Vice President of Globalstar since May 1996. Mr. Rein has been Vice President and Controller of Loral since June 1996 and had been Assistant Controller of Old Loral since 1985.

     Mr. Dwyre has been President of Globalstar since March 1994. Mr. Dwyre has been Senior Vice President of GTL since May 1996 and, prior thereto, had been Vice President of GTL since its initial public offering in 1995. Mr. Dwyre was President of Northern Telecom's STC Submarine Systems from 1988 to 1992.

     Mr. Navarra has been Executive Vice President, Business Development of Globalstar since March 1994 and Vice President of GTL since its initial public offering in 1995. He was Executive Vice President, Business Development at Loral Aerospace Corp. from 1992 to 1994. He was Vice President of Marketing at Loral/ROLM MilSpec Corp., a subsidiary of Old Loral, from 1987 to 1992.

     Mr. Hicks has been Vice President, Operations of Globalstar and Vice President of GTL since June 1996. Prior to that time he was Chief Technical Officer at PacTel and AirTouch.

     Mr. Hirshfield has been Vice President, Development and Production of Globalstar since March 1994 and Vice President of GTL since May 1996. Prior to that time, he was Manager of Communications Sciences at SS/L.

     Mr. Wiedeman has been Vice President, Engineering of Globalstar since March 1994 and Vice President of GTL since May 1996. Prior to that time, he was Vice President of Loral Aerospace Corp.

     Mr. Evans has been Vice President, Business Planning and Administration of Globalstar since January 1996 and Vice President of GTL since May 1996. From March 1994 to December 1995, Mr. Evans was Vice President, Finance and Administration of Globalstar. Prior to that time, he was Manager of Business Planning and Analysis for SS/L.

     Mr. Wright has been Vice President and Chief Financial Officer of Globalstar since January 1996 and Vice President of GTL since May 1996. He was a Production Director from April 1995 to December 1995 at SS/L. Prior to that time, he was a Business Manager at SS/L.

     Mr. Schindall has been Vice President of Systems Applications for Globalstar since May 1994 and Vice President of GTL since May 1996. Prior to that time, he was President of Conic, a division of Old Loral.

     Mr. Adler has been Vice President and General Counsel of Globalstar since January 1996 and Assistant Secretary of GTL since May 1996. He was a partner with Fleschman and Walsh, L.L.P. from May 1994 to November 1995, specializing in domestic and international telecommunications law, regulation legislation and policy. Prior to that time, he was the Executive Director of Federal Regulatory Relations with Pacific Telesis Group.

ITEM 11:  EXECUTIVE COMPENSATION

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under Items 11, 12 and 13 is set forth in the Company's 1997 definitive proxy statement which is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements

                                                                                   PAGE
                                                                                   -----
    Index to Financial Statements................................................  F-1

    Globalstar Telecommunications Limited
      Independent Auditors' Report...............................................  F-2
      Balance Sheets.............................................................  F-3
      Statements of Operations...................................................  F-4
      Statements of Shareholders' Equity.........................................  F-5
      Statements of Cash Flows...................................................  F-6
      Notes to Financial Statements..............................................  F-7

    Globalstar, L.P. (A development stage limited partnership)
      Independent Auditors' Report...............................................  F-12
      Consolidated Balance Sheets................................................  F-13
      Consolidated Statements of Operations......................................  F-14
      Consolidated Statements of Cash Flows......................................  F-15
      Consolidated Statements of Ordinary Partners' Capital and Subscriptions
         Receivable..............................................................  F-16
      Notes to Consolidated Financial Statements.................................  F-17

     (a) 3. Exhibits

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
-------  ------------------------------------------------------------------------------------
 3.1     Memorandum of Association of Globalstar Telecommunications Limited*
 3.2     Bye-Laws of Globalstar Telecommunications Limited*
 4.1     Indenture dated as of March 6, 1996 relating the Company's 6 1/2% Convertible
         Preferred Equivalent Obligations due 2006**
 4.2     Indenture dated as of February 15, 1997 relating to Globalstar's 11 3/8% Senior
         Notes due 2004+
10.1     Amended and Restated Agreement of Limited Partnership of Globalstar, L.P., dated as of March 6, 1996, among Loral/Qualcomm Satellite Services, L.P., Globalstar
         Telecommunications Limited, AirTouch Satellite Services, San Giorgio S.p.A.,
         Hyundai/Dacom, Loral/DASA Globalstar, L.P., Loral Globalstar, L.P., TE.S.A.M. and
         Vodastar Limited+
10.2     Subscription Agreements by and between Globalstar, L.P., and each of AirTouch
         Communications, Alcatel Spacecom, Loral General Partner, Inc., Hyundai/Dacom and
         Vodastar Limited*
10.3     Subscription Agreement by and between Globalstar, L.P. and Loral/Qualcomm Satellite
         Services, L.P.*
10.4     Satellite Procurement Letter Agreement by and among Globalstar, L.P., Hyundai
         Electronics Industries Co., Ltd. and Space Systems/Loral, Inc.*
10.5     Contract for OmniTRACS Like Services Agreement between Globalstar, L.P. and Qualcomm
         Incorporated*
10.6     Support Agreement by and among Qualcomm Incorporated, Globalstar, L.P. and
         Loral/Qualcomm Satellite Services, Inc.*
10.7     Qualcomm Licensee Letter Agreement by and among Globalstar, L.P., Hyundai
         Electronics Industries Co., Ltd. and Qualcomm Incorporated.*
10.8     Contract between Globalstar, L.P. and Space Systems/Loral, Inc.*
10.9     Contract for the Development of Certain Portions of the Ground Operations Control
         Center between Globalstar and Loral Western Development Laboratories.*
10.10    Contract for the Development of Satellite Orbital Operations Centers between
         Globalstar and Loral Aerosys, a division of Loral Aerospace Corporation.*
10.11    1994 Stock Option Plan.*++
10.12    Revolving Credit Agreement dated as of December 15, 1995, as amended on March 25,
         1996, among Globalstar, certain banks parties thereto and Chemical Bank, as
         Administrative Agent+
10.13    Registration Rights Agreement dated March 6, 1996 relating to the Company's 6 1/2%
         Convertible Preferred Equivalent Obligations due 2006**
10.14    Warrant Agreement dated as of February 19, 1997 relating to Warrants to purchase
         1,032,250 shares of Common Stock+
10.15    Registration Rights Agreement dated February 19, 1997 relating to Globalstar's
         11 3/8% Senior Notes due 2004 and the Company's Warrants to purchase 1,032,250 shares of Common Stock issued in connection therewith+
12       Statement Regarding Computation of Ratios+
23.1     Consent of Deloitte & Touche LLP+
27       Financial Data Schedule (EDGAR only)+

---------------
 * Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-86808).

** Incorporated by reference to the Company's Registration Statement on Form S-3
   (No. 333-6477).

 + Filed herewith.

 ++ Management compensation plan.

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Globalstar Telecommunications Limited

                                          By:         BERNARD L. SCHWARTZ
                                            ------------------------------------
                                                    Bernard L. Schwartz
                                                 (Chairman of the Board and
                                                  Chief Executive Officer)
                                                    Date: March 7, 1997

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURES                               TITLE                      DATE
------------------------------------------  -------------------------------  ------------------

           BERNARD L. SCHWARTZ              Chairman of the Board and Chief       March 7, 1997
------------------------------------------  Executive Officer
           Bernard L. Schwartz

            MICHAEL B. TARGOFF              Director and President                March 7, 1997
------------------------------------------
            Michael B. Targoff

           SIR RONALD GRIERSON              Director                              March 7, 1997
------------------------------------------
           Sir Ronald Grierson

             ROBERT B. HODES                Director                              March 7, 1997
------------------------------------------
             Robert B. Hodes

              E. JOHN PEETT                 Director                              March 7, 1997
------------------------------------------
              E. John Peett

             A. ROBERT TOWBIN               Director                              March 7, 1997
------------------------------------------
             A. Robert Towbin

           MICHAEL P. DEBLASIO              Director and Principal                March 7, 1997
------------------------------------------  Financial Officer
           Michael P. DeBlasio

              HARVEY B. REIN                Principal Accounting Officer          March 7, 1997
------------------------------------------
              Harvey B. Rein

                         INDEX TO FINANCIAL STATEMENTS

                                                                                    PAGE
                                                                               --------------
GLOBALSTAR TELECOMMUNICATIONS LIMITED

  Independent Auditors' Report...............................................  F-2
  Balance Sheets.............................................................  F-3
  Statements of Operations...................................................  F-4
  Statements of Shareholders' Equity.........................................  F-5
  Statements of Cash Flows...................................................  F-6
  Notes to Financial Statements..............................................  F-7

GLOBALSTAR, L.P. (A development stage limited partnership)
  Independent Auditors' Report...............................................  F-12
  Consolidated Balance Sheets................................................  F-13
  Consolidated Statements of Operations......................................  F-14
  Consolidated Statements of Cash Flows......................................  F-15
  Consolidated Statements of Ordinary Partners' Capital and Subscriptions
     Receivable..............................................................  F-16
  Notes Consolidated to Financial Statements.................................  F-17

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Globalstar Telecommunications Limited:

     We have audited the accompanying balance sheets of Globalstar Telecommunications Limited (a Bermuda company) as of December 31, 1996 and 1995 and the related statements of operations, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995 and for the period November 23, 1994 (date of incorporation) to December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Globalstar Telecommunications Limited as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995, and for the period November 23, 1994 to December 31, 1994 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
San Jose, California
February 24, 1997

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                                 BALANCE SHEETS
                       (In thousands, except share data)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
ASSETS

Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests...........................  $302,037     $     --
  Ordinary partnership interests.......................................   158,038      173,118
  Ordinary partnership warrants........................................    22,601           --
                                                                         --------     --------
     Total assets......................................................  $482,676     $173,118
                                                                         ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:

  Interest payable.....................................................  $  1,679     $     --

Convertible preferred equivalent obligations ($310,000 principal
  amount)..............................................................   300,358           --

Commitments and contingencies (Note 4)

Shareholders' equity:
  Common stock, $1.00 par value, 60,000,000 shares authorized;
     10,000,000 issued and outstanding.................................    10,000       10,000
  Paid-in capital......................................................   175,750      175,750
  Warrants.............................................................    22,601           --
  Accumulated deficit..................................................   (27,712)     (12,632)
                                                                         --------     --------
Total shareholders' equity.............................................   180,639      173,118
                                                                         --------     --------
     Total liabilities and shareholders' equity........................  $482,676     $173,118
                                                                         ========     ========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                               YEARS ENDED
                                                                               DECEMBER 31,
                                                                            ------------------
                                                                             1996       1995
                                                                            -------   --------
Equity in net loss applicable to ordinary partnership interests of
  Globalstar, L.P. .......................................................  $15,080   $ 12,632
Dividend income on Globalstar, L.P. redeemable preferred partnership
  interests...............................................................  (17,370)        --
Interest expense on convertible preferred equivalent obligations..........   17,370         --
                                                                            -------   --------
Net loss..................................................................  $15,080   $ 12,632
                                                                            =======   ========
Net loss per share........................................................  $  1.51   $   1.26
                                                                            =======   ========
Shares used in computing net loss per share...............................   10,000     10,000
                                                                            =======   ========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                COMMON STOCK
                              -----------------     PAID-IN                  ACCUMULATED
                              SHARES    AMOUNT      CAPITAL      WARRANTS      DEFICIT       TOTAL
                              ------    -------    ----------    --------    -----------    --------
Incorporation by Globalstar,
  L.P., November 23, 1994...     12     $   12      $    112                                $    124
                              ------    -------     --------                                --------
Balance, December 31,
  1994......................     12         12           112                                     124
Sale of common stock, net of
  offering costs of
     $14,250................  10,000    10,000       175,750                                 185,750
Repurchase of common stock
  from Globalstar, L.P. ....    (12)       (12)         (112)                                   (124)
Net loss....................                                                  $ (12,632)     (12,632)
                              ------    -------     --------                   --------     --------
Balance, December 31,
  1995......................  10,000    10,000       175,750                    (12,632)     173,118
Warrants issued in
  connection with the
  Globalstar Credit
  Agreement.................                                     $ 22,601                     22,601
Net loss....................                                                    (15,080)     (15,080)
                              ------    -------     --------      -------      --------     --------
Balance, December 31,
  1996......................  10,000    $10,000     $175,750     $ 22,601     $ (27,712)    $180,639
                              ======    =======     ========      =======      ========     ========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                  YEARS ENDED DECEMBER
                                                           31,                   NOVEMBER 23, 1994
                                                 -----------------------     (DATE OF INCORPORATION) TO
                                                   1996          1995            DECEMBER 31, 1994
                                                 ---------     ---------     --------------------------
Cash flows from operating activities:
  Net loss.....................................  $ (15,080)    $ (12,632)              $   --
  Equity in net loss of Globalstar, L.P........     15,080        12,632                   --
  Increase in redemption value of redeemable
     preferred partnership interests...........       (858)           --                   --
  Dividends accrued on redeemable preferred
     interests in excess of cash received......     (1,679)           --                   --
  Amortization of convertible preferred
     equivalent obligations issue costs........        858            --                   --
  Change in operating liability:
     Interest payable..........................      1,679            --                   --
                                                 ---------     ---------              -------
Net cash provided by (used in) operating
  activities...................................         --            --                   --
                                                 ---------     ---------              -------
Investing activities:
  Purchase of general partnership interests in
     Globalstar, L.P...........................         --      (185,750)                  --
  Purchase of redeemable preferred partnership
     interests in Globalstar, L.P..............   (299,500)           --                   --
                                                 ---------     ---------              -------
Net cash used in investing activities..........   (299,500)     (185,750)                  --
                                                 ---------     ---------              -------
Financing activities:
  Net proceeds from sale of common stock.......         --       185,750                   --
  Payment of debt offering costs...............    (10,500)           --                   --
  Sale of convertible preferred equivalent
     obligations...............................    310,000            --                   --
  Sale of common stock to Globalstar, L.P......         --            --                  124
  Repurchase of common stock from
     Globalstar, L.P...........................         --          (124)                  --
  Advances from (repayment to) Globalstar,
     L.P.......................................         --           (66)                  66
  Deferred costs of initial public offering....         --            --                 (190)
  Offering proceeds used to repay initial
     public offering costs deferred in prior
     period....................................         --           190                   --
                                                 ---------     ---------              -------
Net cash provided by financing activities......    299,500       185,750                   --
                                                 ---------     ---------              -------
Net increase (decrease) in cash and cash
  equivalents..................................         --            --                   --
Cash and cash equivalents, beginning of
  period.......................................         --            --                   --
                                                 ---------     ---------              -------
Cash and cash equivalents, end of period.......  $      --     $      --               $   --
                                                 =========     =========     ==================
Noncash transaction:
  Warrants issued in connection with the
     Globalstar Credit Agreement...............  $  22,601
                                                 =========
Supplemental information:
  Interest paid during the year................  $  14,833
                                                 =========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

     On November 23, 1994, Globalstar Telecommunications Limited ("GTL") was incorporated as an exempted company under the Companies Act 1981 of Bermuda. GTL's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

     GTL's sole business is acting as a general partner of Globalstar, L.P. ("Globalstar"), a development stage limited partnership, which is designing, constructing and will operate a worldwide, low-earth orbit satellite-based digital telecommunications system (the "Globalstar System"). The Globalstar System's world-wide coverage is designed to enable its service providers to extend modern telecommunications services to millions of people who currently lack basic telephone service and to enhance wireless communications in areas underserved or not served by existing or future cellular systems, providing a telecommunications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified.

     Loral Space & Communications Ltd. ("Loral"), through a subsidiary and intermediate limited partnerships, is the managing general partner of Globalstar. At December 31, 1996, Loral had an effective 33.8% interest in the ordinary partnership interests of Globalstar, including 1,407,144 shares of GTL's outstanding common stock.

     On April 23, 1996, a merger between Loral Corporation ("Old Loral") and Lockheed Martin Corporation ("Lockheed Martin") was completed. In conjunction with the merger, Old Loral's direct and indirect interests in GTL and Globalstar were transferred to Loral.

     At December 31, 1996, GTL owns 21.3% of Globalstar's ordinary partnership interests and 100% of Globalstar's redeemable preferred partnership interests. As GTL's investment in Globalstar is GTL's only asset, GTL is dependent upon Globalstar's success and achievement of profitable operations for the recovery of its investment. Globalstar is a development stage limited partnership which may encounter problems, delays and expenses, many of which may be beyond Globalstar's control. These may include, but are not limited to, problems related to technical development of the system, testing, regulatory compliance, manufacturing and assembly, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. There can be no assurance that substantial delays in any of the foregoing matters would not delay Globalstar's achievement of profitable operations and effect the recoverability of GTL's investment. All expenses necessary to maintain GTL's operations are borne by Globalstar.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Investment in Globalstar, L.P.

     GTL accounts for its investment in Globalstar's ordinary partnership interests on the equity basis, recognizing its allocated share of net loss for each period since its initial investment on February 22, 1995. This investment includes the fair value of warrants received from Globalstar in 1996 (see Note
4). The excess carrying value of this investment over GTL's interest in Globalstar's ordinary partners' capital is attributable to the Globalstar System Under Construction. Amortization of this excess will begin upon Globalstar's commencement of commercial service. Dividend income on GTL's investment in Globalstar's redeemable preferred partnership interests includes accretion of the carrying amount of the investment to redemption value.

  Convertible Preferred Equivalent Obligations (CPEOs)

     Costs incurred in connection with the issuance of the CPEOs have been netted against the proceeds of the offering. Interest expense includes accretion of the carrying value of the CPEOs to redemption value.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Stock Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," GTL accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

  Income Taxes

     GTL was incorporated in Bermuda. Bermuda does not have an income, profits or capital gains tax. As a partner in Globalstar, however, GTL will be subject to U.S. tax on its share of Globalstar's U.S. source income and may be subject to tax in some foreign jurisdictions on portions of its share of the partnership's foreign source income. Commencing with its investment in Globalstar, GTL has been allocated its proportionate share of partnership tax losses. The ultimate realizability of these tax loss carryforwards is dependent upon the ability of Globalstar to generate U.S. source income, subject to certain other restrictions imposed by the U.S. Internal Revenue Code. Accordingly, no provision for Bermuda or U.S. income tax expense or benefit is included in GTL's Statements of Operations.

3. SALE OF CONVERTIBLE PREFERRED EQUIVALENT OBLIGATIONS AND PURCHASE OF REDEEMABLE PREFERRED PARTNERSHIP INTERESTS

     On March 6, 1996 and April 3, 1996, GTL issued 6,000,000 shares and 200,000 shares, respectively, of its 6 1/2% Convertible Preferred Equivalent Obligations due 2006, par value $50 per share (the "CPEOs"), for net proceeds of $299,500,000. As of December 31, 1996, 6,200,000 shares of the CPEOs were outstanding, of which Loral holds 2,050,000 shares. The fair value of the CPEOs, based on quoted market prices, was approximately $329 million on December 31, 1996.

     The CPEOs are subordinated to existing and future debt obligations of GTL, are convertible into 4,769,230 shares of GTL Common Stock at a conversion price of $65.00 per share, subject to adjustment for certain antidilution events, bear interest at 6 1/2% per annum payable quarterly, are redeemable (at a premium which declines over time) by GTL beginning in 2000 (or beginning in 1997 if GTL's stock price exceeds certain defined price ranges), and, if still outstanding, must be redeemed by GTL on March 1, 2006. Interest and redemption payments may be made in cash or shares of common stock. In certain limited circumstances involving a change of control of GTL, as defined, holders may elect to convert their CPEOs into GTL common stock based on the then average market price, subject to GTL's option to redeem the CPEOs. The CPEOs are shown in the accompanying financial statements net of discounts and other offering costs and are being increased to their redemption value over the term of the CPEOs.

     The net proceeds of $299,500,000 were used by GTL to purchase 4,769,230 redeemable preferred partnership interests in Globalstar. The redeemable preferred partnership interests will convert to ordinary partnership interests on a one-for-one basis upon any conversion of the CPEOs into GTL common stock, will pay a quarterly preferred distribution to GTL of 6 1/2% per annum, will be allocated losses of the partnership only after all adjusted capital accounts of the ordinary partnership interests have been reduced to zero, and are redeemable on terms comparable to the CPEOs. Globalstar may elect to make the quarterly preferred distribution or redemption payments to GTL in cash or general partnership interests. If such distribution is made in cash, GTL must make its interest payment on the CPEOs in cash. Globalstar may elect to defer payment of the preferred distribution; in such case, GTL may also elect to defer interest payment on the CPEOs. However, holders of the CPEOs are entitled to certain representation rights on the General Partners' Committee of Globalstar in the event six consecutive interest payments are deferred.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

4. SHAREHOLDERS' EQUITY

     On February 14, 1995, GTL completed an initial public offering of 10,000,000 shares of common stock resulting in net proceeds of $185,750,000. Effective February 22, 1995, GTL purchased 10,000,000 partnership interests from Globalstar with the net proceeds of the initial public offering. Also on February 22, 1995, GTL repurchased at original cost, the 12,000 shares of common stock representing the initial capitalization it had sold to Globalstar in 1994.

     Partners in Globalstar have the right to convert their partnership interests into shares of GTL on a one-for-one basis following the Full Constellation Date, as defined, of the Globalstar System and after at least two consecutive quarters of positive net income, subject to certain annual limitations. GTL has reserved 37,000,000 shares for this purpose.

  Stock Option Arrangements

     Officers, directors and employees of Globalstar are eligible to participate in GTL's 1994 Stock Option Plan (the "Plan"), which provides for nonqualified and incentive stock options. The plan is administered by a stock option committee (the "Committee"), appointed by the GTL Board of Directors. The Committee determines the option price, the option's exercise date and the expiration date of each option (provided no option shall be exercisable after the expiration of ten years from the date of grant). Proceeds received by GTL for options exercised will in turn be used to purchase Globalstar ordinary partnership interests under a one-for-one exchange arrangement.

     As described in Note 2, GTL accounts for its stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in GTL's financial statements for stock-based compensation.

     Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") requires the disclosure of pro forma net income and earnings per share had GTL adopted the fair value method as of the beginning of 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from GTL's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. GTL's calculations were made using the Black-Scholes option pricing model with the following assumptions: expected life, six months following vesting; stock volatility, 30%; risk free interest rates, 6.25% in 1996 and 6% in 1995; and no dividends during the expected term. GTL's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1996 and 1995 awards had been amortized to Globalstar's expense over the vesting period of the awards, GTL's pro forma net loss would have increased by $374,000 ($.04 per share) to $15,454,000 ($1.55 per share) in 1996 and would have increased by $33,000 ($.01 per share) to $12,665,000 ($1.27 per share) in 1995.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

4. SHAREHOLDERS' EQUITY (CONTINUED)
     A summary of the status of the GTL stock option plan at December 31, 1996 and changes during the year then ended is presented below:

                                                                                   WEIGHTED-
                                                                                   AVERAGE
                                                                                   EXERCISE
                                                                       SHARES       PRICE
                                                                       -------     -------
    Granted in 1995 (weighted average fair value of $5.33 per
      share).........................................................  110,400     $16.625
                                                                       -------
    Outstanding at December 31, 1995.................................  110,400      16.625
    Granted (weighted average fair value of $18.04 per share)........  122,000       54.90
    Forfeited........................................................   (1,200)     16.625
                                                                       -------
    Outstanding at December 31, 1996.................................  231,200      36.824
                                                                       =======

     The options generally expire ten years from the date of grant and become exercisable over the period stated in each option, generally ratably over a five-year period. All options granted during the year were non-qualified stock options with an exercise price equal to fair market value at the date of grant. As of December 31, 1996, 18,800 shares of common stock were available for future grant under the Plan. The GTL Board of Directors has approved, subject to shareholder approval, a 375,000 increase in the number of shares available for grant under the Plan.

     The following table summarizes information about GTL's outstanding stock options at December 31, 1996:

                                                                                        WEIGHTED
                                                                                        AVERAGE
                                                                                       REMAINING
                                                                      NUMBER          CONTRACTUAL
                          EXERCISE PRICE                            OUTSTANDING        LIFE-YEARS
------------------------------------------------------------------  -----------     ----------------
$16.625...........................................................    109,200              8.7
 50.375...........................................................     80,000              9.4
 63.5313..........................................................     42,000              9.9

  Guarantee Warrants

     On December 15, 1995, Globalstar entered into a $250 million credit agreement (the "Credit Agreement") with a group of banks. Lockheed Martin and certain Globalstar partners guaranteed $206.3 million and $43.7 million of the Credit Agreement, respectively. In addition, Loral agreed to indemnify Lockheed Martin for any liability in excess of $150 million. In exchange for the guarantee and indemnity, GTL, upon shareholder approval, issued warrants to purchase 4,185,318 shares of GTL common stock at $26.50 per share as follows:
Loral 942,428 warrants, Lockheed Martin 2,511,190 warrants and certain Globalstar partners 731,700 warrants. Proceeds received from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests under a one-for-one exchange arrangement. As part of this transaction, Globalstar issued GTL warrants to purchase an additional 1,131,168 ordinary partnership interests of Globalstar.

     On February 12, 1997, GTL and the holders of the warrants entered into an arrangement under which GTL agreed to accelerate the vesting and exercisability of the warrants to purchase 4,185,318 shares of GTL common stock at $26.50 per share and the holders agreed to exercise such warrants. GTL agreed to register for resale the GTL common stock issuable upon exercise of the warrants. In addition, GTL announced its intention to distribute to the holders of its common stock rights to subscribe for and purchase 1,131,168 GTL shares for a price of $26.50 per share of which Loral will receive rights to purchase 159,172 shares. Loral agreed to purchase all shares not purchased upon exercise of the rights. Upon the exercise of the warrants and the rights, GTL will receive proceeds of approximately $140.9 million, which it will use to exercise its warrants to purchase 5,316,486 Globalstar ordinary partnership interests at $26.50 per interest.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

5. SUBSEQUENT EVENT

     On February 13, 1997, Globalstar and GTL sold units consisting of $500 million principal amount of Globalstar's 11 3/8% Senior Notes due 2004 and warrants to purchase 1,032,250 shares of GTL common stock in a private offering. The notes are senior in right of payment to the redeemable preferred partnership interests, and may not be redeemed prior to February 2002 and are subject to a prepayment premium prior to 2004. Interest on the notes is payable semi-annually.

     The indenture for the notes contains certain covenants that among other things limit the ability of Globalstar to incur additional debt, issue preferred stock, or pay dividends and certain distributions. In certain limited circumstances involving a change of control of Globalstar, as defined, each note is redeemable at the option of the holder for 101% of the principal amount plus accrued interest.

     The warrants are exercisable on February 19, 1998 at a price of $69.575 per share. The warrants represent approximately 1.7% of Globalstar's total partnership interests on a fully diluted basis. Any proceeds from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests.

     Globalstar will use the net proceeds of approximately $484 million from the offering for the construction and deployment of the Globalstar System.

6. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                    QUARTER ENDED
                                               --------------------------------------------------------
                                                              JUNE
                                               MARCH 31,       30,       SEPTEMBER 30,     DECEMBER 31,
                                               ---------     -------     -------------     ------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1996:
Equity in loss of Globalstar, L.P............   $(3,282)     $(3,942)       $(3,345)         $ (4,511)
Net loss.....................................    (3,282)      (3,942)        (3,345)           (4,511)
Loss per share...............................     (0.33)       (0.39)         (0.33)            (0.45)
1995:
Equity in loss of Globalstar, L.P............   $(1,548)     $(2,712)       $(3,695)         $ (4,677)
Net loss.....................................    (1,548)      (2,712)        (3,695)           (4,677)
Loss per share...............................     (0.15)       (0.27)         (0.37)            (0.47)

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Globalstar, L.P.:

     We have audited the accompanying consolidated balance sheets of Globalstar, L.P. (a development stage limited partnership) and its subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, partners' capital and subscriptions receivable and cash flows for the period from March 23, 1994 (commencement of operations) to December 31, 1994, the years ended December 31, 1995 and 1996 and cumulative. We have also audited the accompanying consolidated statement of operations for the period from January 1, 1994 to March 22, 1994 (the pre-capital subscription period). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Globalstar, L.P. and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for the periods stated above in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
San Jose, California
February 24, 1997

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEETS
                  (In thousands, except partnership interests)

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
ASSETS
Current assets:
  Cash and cash equivalents............................................  $ 21,180     $ 71,602
  Other current assets.................................................       606          506
                                                                          -------     --------
       Total current assets............................................    21,786       72,108
Property and equipment, net............................................     1,720        1,509
Globalstar System Under Construction:
  Space segment........................................................   730,513      348,434
  Ground segment.......................................................   160,520       51,823
                                                                          -------     --------
                                                                          891,033      400,257
Deferred FCC license costs.............................................     8,690        7,056
Deferred financing costs...............................................    19,577       24,461
Other assets...........................................................       107           --
                                                                          -------     --------
       Total assets....................................................  $942,913     $505,391
                                                                          =======     ========

LIABILITIES and PARTNERS' CAPITAL
Current liabilities:
  Accounts payable.....................................................  $  4,401     $  2,070
  Payable to affiliates................................................    63,937       47,569
  Accrued expenses.....................................................     6,929        4,782
                                                                          -------     --------
       Total current liabilities.......................................    75,267       54,421
Deferred revenues......................................................    23,652       21,913
Vendor financing liability.............................................   130,694       42,219
Borrowings under long-term revolving credit facility...................    96,077           --

Commitments and contingencies (Notes 4,6,7,9,10,11 and 12)
Redeemable preferred partnership interests (4,769,230 outstanding at
  December 31, 1996, $310,000 redemption value)........................   302,037           --
Ordinary partners' capital:
  Ordinary partnership interests (47,000,000 outstanding)..............   292,585      364,237
  Warrants.............................................................    22,601       22,601
                                                                          -------     --------
       Total ordinary partners' capital................................   315,186      386,838
                                                                          -------     --------
       Total liabilities and partners' capital.........................  $942,913     $505,391
                                                                          =======     ========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In thousands)

                                                 YEAR ENDED DECEMBER 31, 1994
                                            ---------------------------------------
                                                PRE-CAPITAL                                               CUMULATIVE
                                            SUBSCRIPTION PERIOD       MARCH 23         YEARS ENDED      MARCH 23, 1994
                                            --------------------  (COMMENCEMENT OF     DECEMBER 31,    (COMMENCEMENT OF
                                                JANUARY 1 TO       OPERATIONS) TO    ----------------   OPERATIONS) TO
                                               MARCH 22, 1994     DECEMBER 31, 1994   1995     1996    DECEMBER 31, 1996
                                            --------------------  -----------------  -------  -------  -----------------
Operating expenses:
  Development costs........................        $4,057              $21,279       $62,854  $42,152      $ 126,285
  Marketing, general and administrative....         2,815                6,748        17,372   18,873         42,993
                                                   ------              -------        ------   ------        -------
Total operating expenses...................         6,872               28,027        80,226   61,025        169,278
Interest income............................            --                1,783        11,989    6,379         20,151
                                                   ------              -------        ------   ------        -------
Net loss...................................         6,872               26,244        68,237   54,646        149,127
Preferred distributions and related
  increase in redeemable preferred
  partnership interests....................            --                   --            --   17,323         17,323
                                                   ------              -------        ------   ------        -------
Net loss applicable to ordinary partnership
  interests................................        $6,872              $26,244       $68,237  $71,969      $ 166,450
                                                   ======              =======        ======   ======        =======

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                             MARCH 23, 1994                                    CUMULATIVE
                                                            (COMMENCEMENT OF         YEARS ENDED             MARCH 23, 1994
                                                             OPERATIONS) TO          DECEMBER 31,           (COMMENCEMENT OF
                                                              DECEMBER 31,      ----------------------       OPERATIONS) TO
                                                                  1994            1995         1996         DECEMBER 31, 1996
                                                            ----------------    ---------    ---------  -------------------------
Cash flows from operating activities:
 Net loss..................................................     $(26,244)       $ (68,237)   $ (54,646)         $(149,127)
 Deferred revenues.........................................           --           21,913        1,739             23,652
 Stock compensation transactions...........................           --               --          317                317
 Depreciation and amortization.............................          115              398        5,858              6,371
 Changes in operating assets and liabilities:
   Other current assets....................................           --             (506)        (100)              (606)
   Other assets............................................           --               --         (107)              (107)
   Accounts payable........................................          638              857        1,723              3,218
   Payable to affiliates...................................           (1)           4,865       (3,553)             1,311
   Accrued expenses........................................        2,440            2,342        2,147              6,929
                                                                --------        ---------    ---------          ---------
Net cash used in operating activities......................      (23,052)         (38,368)     (46,622)          (108,042)
                                                                --------        ---------    ---------          ---------
Investing activities:
 Globalstar System under construction......................      (71,996)        (328,261)    (490,776)          (891,033)
 Payable to affiliates for Globalstar System under
   construction............................................       25,042            8,863       19,921             53,826
 Capitalized interest payable on long-term revolving credit
   facility................................................           --               --           77                 77
 Accounts payable..........................................           --               67          608                675
 Vendor financing liability................................           --           42,219       88,475            130,694
                                                                --------        ---------    ---------          ---------
     Cash used for Globalstar System.......................      (46,954)        (277,112)    (381,695)          (705,761)
 Purchases of property and equipment.......................       (1,119)            (888)        (935)            (2,942)
 Deferred FCC license costs................................       (2,286)          (2,535)      (1,634)            (6,455)
 Purchases of investments..................................           --         (126,923)          --           (126,923)
 Maturity of investments...................................           --          126,923           --            126,923
 Other current assets......................................         (190)             190           --                 --
                                                                --------        ---------    ---------          ---------
Net cash used in investing activities......................      (50,549)        (280,345)    (384,264)          (715,158)
                                                                --------        ---------    ---------          ---------
Financing activities:
 Deferred line of credit fees..............................           --           (1,875)        (250)            (2,125)
 Proceeds from capital subscriptions receivable............      148,661          133,780           --            282,441
 Payment of accrued capital raising costs..................       (1,500)            (900)          --             (2,400)
 Sale of partnership interests to GTL......................           --          185,750           --            185,750
 Sale of redeemable preferred partnership interests to
   GTL.....................................................           --               --      299,500            299,500
 Distributions on redeemable preferred partnership
   interests...............................................           --               --      (14,833)           (14,833)
 Prepaid interest on redeemable preferred partnership
   interests...............................................           --               --           47                 47
 Borrowings under long-term revolving credit facility......           --               --      106,000            106,000
 Repayment of borrowings under long-term revolving credit
   facility................................................           --               --      (10,000)           (10,000)
                                                                --------        ---------    ---------          ---------
Net cash provided by financing activities..................      147,161          316,755      380,464            844,380
                                                                --------        ---------    ---------          ---------
Net increase (decrease) in cash and cash equivalents.......       73,560           (1,958)     (50,422)            21,180
Cash and cash equivalents, beginning of period.............           --           73,560       71,602                 --
                                                                --------        ---------    ---------          ---------
Cash and cash equivalents, end of period...................     $ 73,560        $  71,602    $  21,180          $  21,180
                                                                ========        =========    =========          =========
Noncash transactions:
 Payable to affiliates.....................................     $  9,308                                        $   9,308
                                                                ========                                        =========
 Accrual of capital raising costs..........................     $  2,400                                        $   2,400
                                                                ========                                        =========
 Deferred FCC license costs................................     $  2,235                                        $   2,235
                                                                ========                                        =========
 Warrants issued in exchange for debt guarantee............                     $  22,601                       $  22,601
                                                                                =========                       =========
 Increase in redemption value of preferred partnership
   interests...............................................                                  $   2,537          $   2,537
                                                                                             =========          =========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

    CONSOLIDATED STATEMENTS OF ORDINARY PARTNERS' CAPITAL AND SUBSCRIPTIONS
                                   RECEIVABLE
                                 (In thousands)

                           ORDINARY PARTNERS' CAPITAL

                                                               ORDINARY
                                                              PARTNERSHIP
                                                               INTERESTS      WARRANTS      TOTAL
                                                              -----------     --------     --------
Capital subscription, March 23, 1994
  General partner (18,000 interests)......................     $  50,000                   $ 50,000
  Limited partners (18,000 interests).....................       225,000                    225,000
Cost of raising capital...................................        (2,400)                    (2,400)
Net losses -- pre-capital subscription period:
  Year ended December 31, 1993............................       (11,510)                   (11,510)
  January 1, 1994 to March 22, 1994.......................        (6,872)                    (6,872)
Net loss applicable to ordinary partnership
  interests -- March 23, 1994 (commencement of operations)
  to December 31, 1994....................................       (26,244)                   (26,244)
Capital subscription, December 31, 1994
  (1,000 limited partnership interests)...................        18,750                     18,750
                                                              -----------                  --------
Capital balances, December 31, 1994.......................       246,724                    246,724
Sale of 10,000 general partnership interests to GTL,
  February 22, 1995.......................................       185,750                    185,750
Warrant agreement in connection with debt
  guarantee...............................................            --      $ 22,601       22,601
Net loss applicable to ordinary partnership
  interests -- Year ended December 31, 1995...............       (68,237)                   (68,237)
                                                              -----------     --------     --------
Capital balances -- December 31, 1995.....................       364,237        22,601      386,838
Stock compensation transactions by managing general
  partner for the benefit of Globalstar...................           317                        317
Net loss applicable to ordinary partnership
  interests -- Year ended December 31, 1996...............       (71,969)                   (71,969)
                                                              -----------     --------     --------
Capital balances -- December 31, 1996.....................     $ 292,585      $ 22,601     $315,186
                                                                ========       =======     ========

                            SUBSCRIPTIONS RECEIVABLE

Capital subscriptions:
  March 23, 1994..........................................     $ 275,000                   $275,000
  December 31, 1994.......................................        18,750                     18,750
                                                              -----------                  --------
  Total subscriptions.....................................       293,750                    293,750
                                                              -----------                  --------
  Cash received...........................................      (148,661)                  (148,661)
  Credit for pre-capital subscription costs...............       (11,309)                   (11,309)
                                                              -----------                  --------
                                                                (159,970)                  (159,970)
                                                              -----------                  --------
Subscriptions receivable, December 31, 1994...............       133,780                    133,780
  Cash received...........................................      (133,780)                  (133,780)
                                                              -----------                  --------
Subscriptions receivable, December 31, 1995 and 1996......     $      --                   $     --
                                                                ========                   ========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

     Globalstar, L.P. ("Globalstar"), a Delaware limited partnership with a December 31 fiscal year end, was formed in November 1993. It had no activities until March 23, 1994, when it received capital subscriptions for $275 million and commenced operations. The accompanying financial statements reflect the operations of the Partnership from that date. In addition, the statements of operations for the period January 1, 1994 to March 22, 1994 (the "Pre-Capital Subscription Period") reflect certain costs incurred by Loral Corporation ("Old Loral") and QUALCOMM Incorporated ("Qualcomm") and reimbursed by Globalstar through a capital subscription credit or agreement for reimbursement, as described in Note 9.

     Effective April 23, 1996, a merger between Old Loral and Lockheed Martin Corporation ("Lockheed Martin") was completed. In conjunction with the merger, Old Loral's space and communications businesses, including its direct and indirect interests in Globalstar, Globalstar Telecommunications Limited ("GTL"), Space Systems/Loral, Inc. ("SS/L") and other affiliated businesses, as well as certain other assets and liabilities, have been transferred to Loral Space & Communications Ltd. ("Loral"), a Bermuda company.

     The managing general partner of Globalstar is Loral/QUALCOMM Satellite Services, L.P. ("LQSS"). The general partner of LQSS is Loral/QUALCOMM Partnership, L.P. ("LQP"), a Delaware limited partnership comprised of subsidiaries of Loral and Qualcomm. The managing general partner of LQP is Loral General Partner, Inc. ("LGP"), a subsidiary of Loral.

     Globalstar was founded to design, construct and operate a worldwide, low-earth orbit ("LEO") satellite-based digital telecommunications system (the "Globalstar System"). The Globalstar System's worldwide coverage is designed to enable its service providers to extend modern telecommunications services to millions of people who currently lack basic telephone service and to enhance wireless communications in areas underserved or not served by existing or future cellular systems, providing a telecommunications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified. On January 31, 1995, the U.S. Federal Communications Commission ("FCC") granted the necessary license to a wholly-owned subsidiary of LQP to construct, launch and operate the Globalstar System. LQP has agreed to use such license for the exclusive benefit of Globalstar.

     On November 23, 1994, GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. GTL's sole business is acting as a general partner of Globalstar. On February 14, 1995, GTL completed an initial public offering of 10,000,000 shares of common stock resulting in net proceeds of $185,750,000. Effective February 22, 1995, GTL purchased 10,000,000 partnership interests from Globalstar with the net proceeds of the initial public offering. The partners in Globalstar have the right to convert their partnership interests into shares of GTL common stock on a one-for-one basis following the Full Coverage Date, as defined, of the Globalstar System and after at least two consecutive reported fiscal quarters of positive net income, subject to certain annual limitations.

     At December 31, 1996, Loral had an effective 33.8% interest in the ordinary partnership interests of Globalstar, including 1,407,144 shares of GTL's common stock.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Development Stage Company

     Globalstar is devoting substantially all of its present efforts to the design, licensing, construction, testing, and financing of the Globalstar System, and establishing its business. Its planned principal operations have not commenced. Accordingly, Globalstar is a development stage company as defined in Statement of Financial Accounting Standards ("SFAS") No. 7 "Accounting and Reporting by Development Stage Enterprises."

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Globalstar may encounter problems, delays and expenses, many of which may be beyond Globalstar's control. These may include, but are not limited to, problems related to technical development of the system, testing, regulatory compliance, manufacturing and assembly, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. There can be no assurance that substantial delays in any of the foregoing matters would not delay Globalstar's achievement of profitable operations.

  Use of Estimates in Preparation of Financial Statements

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amounts of expenses reported for the period. Actual results could differ from estimates.

  Principles of Consolidation

     The consolidated financial statements include the accounts of Globalstar and its wholly-owned subsidiary, Globalstar Capital Corporation. All intercompany accounts and transactions are eliminated.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to eight years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements.

  Globalstar System Under Construction

     Globalstar System Under Construction expenditures include and will include progress payments and costs for the design, manufacture, test, launch and launch insurance for 48 low-earth orbit satellites, plus additional spare satellites (the "Space Segment"), and ground and satellite operations control centers, gateways and subscriber terminals (handsets) (the "Ground Segment").

     Globalstar intends to depreciate the Space Segment over 7 1/2 years and to depreciate the Ground Segment over eight years as assets are placed in service. Service is currently anticipated to commence in 1998.

     Costs incurred related to the development of certain technologies, pursuant to a cost sharing arrangement included in Globalstar's contract with Qualcomm, and for the engineering and development of subscriber terminals, are being charged to operations as incurred.

  Financing Costs and Interest

     Deferred financing costs represent costs incurred in obtaining a long-term credit facility and the estimated fair value of a warrant agreement in connection with a guarantee of this facility (see Note 6-Credit Facility). Such costs are being amortized over the term of the credit facility as interest. Total amortization of deferred financing costs for the years ended December 31, 1996 and 1995 was approximately $5,134,000 and $15,000, respectively.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Interest costs incurred during the construction of the Globalstar System are capitalized. Total interest costs capitalized for the years ended December 31, 1996 and 1995 was approximately $9,900,000 and $300,000, respectively. No interest was capitalized for the period ending December 31, 1994.

  FCC License Costs

     Expenditures, including license fees, legal fees and direct engineering and other technical support, for obtaining the required FCC licenses are capitalized and will be amortized over 7 1/2 years, the expected life of the first generation satellites.

  Deferred Revenues

     Advance payments from Globalstar strategic partners to secure exclusive rights to Globalstar service territories are deferred. These advance payments are recoverable by the service providers through credits against a portion of the service fees payable to Globalstar after the commencement of services.

  Vendor Financing

     Globalstar's contract with SS/L calls for a portion of the contract price to be deferred as vendor financing and to be repaid, over as long as a five-year period, commencing upon the initial service and full coverage dates of the Globalstar System. Amounts deferred as vendor financing are capitalized as costs of the Globalstar System Under Construction as incurred.

  Preferred Partnership Distributions

     Distributions accrue on the redeemable preferred partnership interests at 6 1/2% per annum. Globalstar is increasing the carrying value of the redeemable preferred partnership interests to their ultimate redemption value. The distributions are recorded as reductions against the ordinary partnership capital accounts.

  Stock-Based Compensation

     As permitted by Statement of Financial Standards No. 123, "Accounting for Stock-Based Compensation," Globalstar accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

  Net (Loss) Income Allocation

     Net losses are allocated among the partners in proportion to their percentage interests until the adjusted capital account of a partner is reduced to zero, then in proportion to, and to the extent of, positive adjusted capital account balances and then to the general partners.

     Net income is allocated among the partners in proportion to, and to the extent of, the distributions made to the partners from distributable cash flow for the period, as defined, then in proportion to and to the extent of negative adjusted capital account balances and then in accordance with percentage interests.

     Under the terms of the Partnership Agreement, adjusted partners' capital accounts are calculated in accordance with the principles of U.S. Treasury Regulations governing the allocation of taxable income and loss including adjustments to reflect the fair market value (including intangibles) of partnership assets upon certain capital transactions including a sale of partnership interests. Such adjustments are not permitted under generally accepted accounting principles and, accordingly, are not reflected in the accompanying consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Income Taxes

     Globalstar was organized as a Delaware limited partnership. As such, no income tax provision (benefit) is included in the accompanying financial statements since U.S. income taxes are the responsibility of its partners. Generally, taxable income (loss), deductions and credits of Globalstar will be passed proportionately through to its partners.

  Reclassifications

     Certain reclassifications have been made to conform prior-year amounts to the current-year presentation.

3. PROPERTY AND EQUIPMENT

                                                                           DECEMBER 31,
                                                                        ------------------
                                                                         1996        1995
                                                                        -------     ------
                                                                          (IN THOUSANDS)
    Property and equipment consists of:
      Leasehold improvements..........................................  $   473     $  401
      Furniture and office equipment..................................    2,469      1,606
                                                                        -------     ------
                                                                          2,942      2,007
      Accumulated depreciation and amortization.......................   (1,222)      (498)
                                                                        -------     ------
                                                                        $ 1,720     $1,509
                                                                        =======     ======

     Depreciation and amortization expense for the years ended December 31, 1996 and 1995, and for the period March 23 to December 31, 1994, was $724,000, $383,000 and $115,000, respectively.

4. GLOBALSTAR SYSTEM UNDER CONSTRUCTION

  Total System Cost

     As of February 1997, Globalstar estimates the cost for the design, construction and deployment of the Globalstar System including working capital, cash interest on anticipated borrowings and operating expenses to be approximately $2.5 billion, as compared with approximately $2.2 billion estimated at December 31, 1995. Actual amounts may vary from this estimate and additional funds would be required in the event of unforeseen delays, cost overruns, launch failures, technological risks, adverse regulatory developments, or to meet unanticipated expenses and for system enhancements and measures to assure system performance and readiness for the space and ground segments.

     In addition, Globalstar has agreed to purchase from SS/L eight additional spare satellites that will increase Globalstar's ability to have at least 40 satellites in service during 1999, even in the event of launch failures. If the launch program is successful, the additional satellites will serve as ground spares, readily available for launch to replenish the constellation as needed to respond to satellite attrition during the first generation, or to increase system capacity as required. If Globalstar were to experience a launch failure, the costs associated with the construction and launch of replacements would be substantially covered by insurance, and in that event the cost of the additional satellites used as replacements, currently estimated at $175 million, would be reimbursed to Globalstar.

     As of February 13, 1997, Globalstar had raised or received commitments for approximately $2.0 billion, including the vendor financing arrangements. Globalstar intends to raise the remaining funds required for the Globalstar System from a combination of sources, including debt issuance (which may include an equity

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. GLOBALSTAR SYSTEM UNDER CONSTRUCTION (CONTINUED) component), financial support from the Globalstar partners, projected service provider payments, projected net service revenues from initial operations, anticipated payments from the sale of gateways and Globalstar phones and placement of partnership interests with new and existing strategic investors. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

  The Space Segment

     Globalstar has entered into a contract with SS/L, an affiliate of Loral and a limited partner of LQSS, to design, manufacture, test and launch its 56 satellite constellation. The price of the contract consists of three parts, the first for non-recurring work at a price not to exceed $117.1 million, the second for recurring work at a fixed price of $15.6 million per satellite (including certain performance incentives of up to approximately $1.9 million per satellite) and the third for launch services and insurance. SS/L has agreed to obtain launch vehicles and arrange for the launch of Globalstar's satellites on Globalstar's behalf for all 56 satellites, and obtain insurance to cover the replacement cost of satellites or launch vehicles lost in the event of a launch failure. In certain circumstances these amounts are subject to equitable adjustment in light of future market conditions, which may, in turn, be influenced by international political developments. Any change in such assumptions may result in an increase in the costs paid by Globalstar, which may be substantial. Termination by Globalstar of this contract would result in termination fees, which may be substantial.

     During 1996, Globalstar authorized SS/L to alter its original launch plans and procure three launches of the Starsem Soyuz launch vehicle, which will launch four Globalstar satellites each. The selection of these launch vehicles is part of a strategy to place on-orbit a constellation of at least 40 satellites by the first quarter of 1999 even in the event of launch failures. As a result of this decision, total costs for launch vehicles and insurance are expected to be approximately $455 million.

     SS/L has entered into fixed-price subcontracts aggregating approximately $650 million, with certain of Globalstar's direct or indirect limited partners. Some of these contracts are subject to adjustment.

     Globalstar's space segment contract with SS/L calls for a portion of the contract price to be deferred as vendor financing (see Note 5.).

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

     Qualcomm is currently preparing a revised estimate of costs under its contract with Globalstar and has given Globalstar indication that, due to additional integration testing procedures to support system readiness on schedule, scope changes to add features, capabilities and functions, cost growth and other factors, the total cost may increase to $545 million. The Qualcomm estimate is subject to further review by Globalstar. In addition, Globalstar has authorized the expenditure of $25 million for the development of additional service features and $30 million to fund development efforts of additional handset suppliers.

     Globalstar and its strategic service providers intend to jointly finance the procurement of 33 gateways for resale to service providers, thereby accelerating the deployment of gateways around the world prior to the

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. GLOBALSTAR SYSTEM UNDER CONSTRUCTION (CONTINUED)
In-Service Date. Globalstar has agreed to finance approximately $80 million of the cost of these gateways and expects to recover its cost from the resale of these gateways to service providers.

     Globalstar will receive from Qualcomm or its licensee(s) a payment of approximately $400,000 for each installed gateway sold to a Globalstar service provider. In addition, Globalstar will receive a payment of up to $10 on each Globalstar subscriber terminal sold, until Globalstar funding of that design has been recovered.

     Globalstar has entered into an agreement with Lockheed Martin for the development and delivery of two satellite operations control centers and 33 telemetry and command units for the Globalstar System. The maximum contract price is $25.1 million and provides for reimbursement to Lockheed Martin for contract costs incurred such as labor, materials, travel, license fees, royalties and general and administrative expenses. Lockheed Martin will receive a 12% fee under the contract, 6% of which is payable at the time the costs are incurred, with the remainder payable upon achievement of certain milestones. Globalstar will own any intellectual property produced under the contract.

5. VENDOR FINANCING LIABILITY

     Globalstar's space segment contract with SS/L calls for approximately $310 million of the contract price to be deferred as vendor financing. Of the $310 million, $90 million is interest bearing at the 30-day LIBOR rate plus 3% per annum. The remaining $220 million of vendor financing is non-interest bearing. Globalstar will repay the non-interest bearing portions as follows: $49 million following the launch and acceptance of 24 or more satellites (the "Preliminary Constellation"), $61 million upon the launch and acceptance of 48 or more satellites (the "Full Constellation"), and the remainder in equal installments over the five-year period following acceptance of the Preliminary and Full Constellations. Payment of the $90 million interest bearing vendor financing will be deferred until December 31, 1998 or the Full Constellation Date, whichever is earlier. Thereafter, interest and principal will be repaid in twenty equal quarterly installments over the next five years. At December 31, 1996 and 1995, approximately $72.0 million and $21.5 million, respectively, of the vendor financing liability was interest bearing.

6. CREDIT FACILITY

     On December 15, 1995, Globalstar entered into a $250 million credit agreement (the "Credit Agreement") with a group of banks. Lockheed Martin, Qualcomm, SS/L and another Globalstar partner have guaranteed $206.3 million, $21.9 million, $11.7 million and $10.1 million of the Credit Agreement, respectively. In addition, Loral agreed to indemnify Lockheed Martin for any liability in excess of $150 million. The Credit Agreement provides that Globalstar may select loans at varying interest rates, including the Eurodollar rate plus 5/8%. Globalstar pays a commitment fee on the unused portion. The Credit Agreement contains covenants requiring Globalstar to meet certain financial ratios including minimum net worth of $200 million and limits additional indebtedness and the payment of cash distributions. The Credit Agreement expires on December 15, 2000.

     In exchange for the guarantee and indemnity, GTL issued warrants to purchase 4,185,318 shares of GTL common stock at $26.50 as follows: Loral 942,428 warrants, Lockheed Martin 2,511,190 warrants, Qualcomm 367,131 warrants, SS/L 195,094 warrants and another Globalstar partner 169,475 warrants. Proceeds from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests under a one-for-one exchange arrangement. As part of this transaction, Globalstar issued GTL warrants to purchase an additional 1,131,168 ordinary partnership interests of Globalstar. The estimated fair value of the warrant agreement has been recorded as a deferred financing cost in the accompanying financial statements. Globalstar has also agreed to pay the guarantors, other than Lockheed Martin, a fee equal to 1.5% per annum of the average

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. CREDIT FACILITY (CONTINUED)
guaranteed amount outstanding under the Credit Agreement. Such fee will be deferred and will be paid with interest commencing 90 days after the expiration of the Credit Agreement.

     On February 12, 1997, GTL and the holders of the warrants entered into an arrangement under which GTL agreed to accelerate the vesting and exercisability of the warrants to purchase 4,185,318 shares of GTL common stock at $26.50 per share and the holders agreed to exercise such warrants. GTL also agreed to register for resale the GTL shares issuable upon exercise of the warrants. In addition, GTL announced its intention to distribute to the holders of its common stock rights to subscribe for and purchase 1,131,168 GTL shares for a price of $26.50 per share of which Loral will receive 159,172 rights. Loral agreed to purchase all GTL shares not purchased upon exercise of the rights. Upon the exercise of the warrants and the rights, GTL will receive proceeds of approximately $140.9 million, which it will use to exercise warrants to purchase 5,316,486 Globalstar ordinary partnership interests at $26.50 per interest. Globalstar will use such proceeds for the construction of the Globalstar System.

7. COMMITMENTS

     The following table presents the future minimum lease payments required under operating leases that have an initial lease term in excess of one year (in thousands):

                1997................................................  $1,045
                1998................................................   1,067
                1999................................................   1,090
                2000................................................     789
                2001................................................     156
                Thereafter..........................................     767
                                                                      ------
                Total minimum payments required.....................  $4,914
                                                                      ======

     Rent expense for the years ended December 31, 1996 and 1995, and the period March 23 to December 31, 1994, was approximately $1,067,000, $934,000, and $373,000, respectively.

8.  SALE OF REDEEMABLE PREFERRED PARTNERSHIP INTERESTS

     On March 6, 1996 and April 3, 1996, GTL purchased 4,615,385 and 153,845 redeemable preferred partnership interests ("RPPIs"), respectively, in Globalstar using the net proceeds of $299,500,000 from GTL's sale of its Convertible Preferred Equivalent Obligations (the "CPEOs"). The RPPIs will convert to ordinary general partnership interests on a one-for-one basis upon any conversion of the CPEOs, will pay a quarterly preferred distribution to GTL of 6 1/2% per annum, will be allocated losses of the partnership only after all adjusted capital accounts of the ordinary partnership interests have been reduced to zero, and are redeemable on terms comparable to the CPEOs. If still outstanding, the RPPIs must be redeemed by Globalstar on March 1, 2006 for the aggregate amount of $310,000,000 plus all unpaid distributions. Globalstar may elect to make the quarterly preferred distribution and redemption payments to GTL in cash or general partnership interests. If such distribution is made in cash, GTL must make its interest payment on the CPEOs in cash. Globalstar may elect to defer payment of the preferred distribution; in such case, GTL may also elect to defer interest payment on the CPEOs, however, holders of the CPEOs are entitled to certain representation rights on the General Partners' Committee of Globalstar in the event six consecutive interest payments are deferred. Through December 31, 1996, all payments have been made in cash on a timely basis.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  ORDINARY PARTNERS' CAPITAL

  Initial Capital Subscriptions

     Prior to the commencement of Globalstar's operations on March 23, 1994, Loral and Qualcomm undertook independent efforts at their own risk to explore the feasibility of a Globalstar-type system. Efforts to develop the Globalstar System were formalized with the initial funding of Globalstar on March 23, 1994 through capital subscriptions of $50,000,000 for 18,000,000 general partner interests and $225,000,000 for an aggregate of 18,000,000 limited partner interests. In connection with the initial capital subscriptions, the partners of Globalstar agreed to reimburse Loral and Qualcomm for certain expenditures totaling $18,382,000, incurred related to such efforts from January 1, 1993 through March 22, 1994. These expenditures included development costs and marketing, general and administrative expenses related to the Globalstar System. The statements of operations include the costs for these periods under the heading Pre-Capital Subscription Period.

     In addition, costs of $2,235,000 were incurred in connection with the FCC license application. The aggregate expenditures by Loral and Qualcomm of $20,617,000 were reimbursed through a credit of $11,309,000 issued to the general partner as a reduction of its required capital subscription payment and a payment to Qualcomm of $9,308,000. The reimbursed expenses of $18,382,000 have been charged to partners' capital as of the date of the capital subscription agreement and allocated to the partners' capital accounts in accordance with the partnership agreement. The $2,235,000 of costs relating to the FCC license application are included in the balance sheet.

  Other Arrangements

     In connection with service provider arrangements in China, under which China Telecommunications Broadcast Satellite Corporation ("China Sat") will act as the sole distributor of Globalstar services in China, China Sat has the right, under certain circumstances, to acquire up to 1,875,000 ordinary partnership interests at $20 per partnership interest. China Sat may purchase one-half of this amount currently and one-half upon reaching certain target revenue levels.

  Stock Option Arrangements

     Officers and employees of Globalstar are eligible to participate in GTL's 1994 Stock Option Plan (the "Plan"), which provides for nonqualified and incentive stock options. The plan is administered by a stock option committee (the "Committee"), appointed by the GTL Board of Directors. The Committee determines the option price, the option's exercise date and the expiration date of each option (provided no option shall be exercisable after the expiration of ten years from the date of grant). Proceeds received by GTL for options exercised will in turn be used to purchase Globalstar ordinary partnership interests under a one-for-one exchange arrangement.

     In 1995, options to purchase 110,400 shares of GTL common stock and in 1996, options to purchase 122,000 shares of GTL common stock were granted under the Plan. The options generally expire ten years from the date of grant and become exercisable over the period stated in each option, generally ratably over a five-year period. All options granted in 1995 and 1996 were non-qualified stock options with a price equal to fair market value at the date of grant. As of December 31, 1996, 18,800 shares of common stock were available for future grant under the Plan, no options were exercised or are exercisable and 1,200 have been cancelled.

     On September 14, 1995, Loral, in its capacity as managing general partner, granted certain of its officers options to purchase 140,000 shares of the GTL common stock owned by Loral at an exercise price of $20.00 per share. On December 12, 1995 Loral, in its capacity as managing general partner, granted non-employee

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. ORDINARY PARTNER'S CAPITAL (CONTINUED) directors of Loral options to purchase 200,000 shares of the GTL common stock owned by Loral at an exercise price of $33.375 per share. Such exercise prices were greater than or equal to the market price at grant date. These options are immediately exercisable, and expire 12 years from date of grant; no options were exercised or cancelled during the year.

     On October 9, 1996, Loral, in its capacity as managing general partner, granted certain of its officers options to purchase 152,000 shares of the GTL common stock owned by Loral at a price $25.375 below market price on the grant date. Such options vest over a three year period and expire 10 years from date of grant; no options were exercised or cancelled during the year.

     In April and December 1996, Loral granted certain officers and employees of Globalstar options to purchase 99,000 shares of Loral common stock at $10.50 per share and 5,000 shares of Loral common stock at $18.9375 per share, respectively. Such exercise prices were equal to the market price at grant date. These options expire ten years from the date of grant and become exercisable ratably over a five year period.

     As described in Note 2, Globalstar accounts for its stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Except for $317,000 of compensation expense in 1996 related to the below market option grant, no compensation expense has been recognized in Globalstar's financial statements for stock-based compensation.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires the disclosure of pro forma net income and earnings per share had Globalstar adopted the fair value method as of the beginning of 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Globalstar's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Globalstar's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six months following vesting; stock volatility, 30%; risk free interest rates, 6.25% in 1996 and 6% in 1995; and no dividends during the expected term. Globalstar's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1996 and 1995 awards (including the stock-based awards made by Loral to its officers and directors on Globalstar's behalf) had been amortized to expense over the vesting period of the awards, the pro forma net loss applicable to ordinary partnership interests would have increased by $1,755,000 to $73,724,000 in 1996 and would have increased by $156,000 to $68,393,000 in 1995.

     A summary of the status of the GTL stock option plan at December 31, 1996 and changes during the year then ended is presented below:

                                                                                   WEIGHTED
                                                                                   AVERAGE
                                                                                   EXERCISE
                                                                       SHARES       PRICE
                                                                       -------     --------
    Granted in 1995 (weighted average fair value $5.33 per share)....  110,400     $ 16.625
    Outstanding at December 31, 1995.................................  110,400       16.625
    Granted (weighted average fair value $18.04 per share)...........  122,000       54.90
    Forfeited........................................................   (1,200)      16.625
                                                                       --------
                                                                             -
    Outstanding at December 31, 1996.................................  231,200       36.824
                                                                       =========

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9. ORDINARY PARTNER'S CAPITAL (CONTINUED)
     The following table summarizes information about the stock options outstanding at December 31, 1996:

                                                                              WEIGHTED AVERAGE
                                                               NUMBER            REMAINING
                        EXERCISE PRICES                      OUTSTANDING   CONTRACTUAL LIFE-YEARS
    -------------------------------------------------------  -----------   ----------------------
    $16.625 ...............................................     109,200              8.7
     50.375 ...............................................      80,000              9.4
     63.5313...............................................      42,000              9.9

10. PENSIONS AND OTHER EMPLOYEE BENEFITS

     Prior to April 23, 1996, Globalstar employees were eligible to participate in the employee benefit plans of Old Loral. Globalstar was charged for the actual costs of these benefits which for the period March 23 through December 31, 1994, amounted to $321,000, including $55,000 relating to pensions and retiree health care and life insurance benefits. The costs incurred for the year ended December 31, 1995 amounted to $710,000, including $121,000 relating to pensions and retiree health care and life insurance benefits. In April 1996, separate pension, postretirement health care and life insurance and employee savings plans were established by Globalstar.

     Pensions: Globalstar maintains a noncontributory pension plan and a supplemental pension plan covering certain employees. Eligibility for participation in these plans vary and benefits are generally based on members' compensation and years of service. Plan assets are generally invested in U.S. government and agency obligations and listed stocks and bonds.

     Pension cost for the year ended December 31, 1996 includes the following components (in thousands):

    Service cost-benefits earned during the period............................  $    213
    Interest cost on projected benefit obligation.............................       195
    Actual return on plan assets..............................................      (134)
    Net amortization and deferral.............................................      (151)
                                                                                --------
              Total pension cost..............................................  $    123
                                                                                ========

     The following presents the plan's funded status and amounts recognized in the balance sheet at December 31, 1996 (in thousands):

    Actuarial present value of benefit obligations:
      Vested benefits.........................................................  $  2,944
                                                                                ========
      Accumulated benefits....................................................  $  3,129
      Effect of projected future salary increases.............................       764
                                                                                --------
      Projected benefits......................................................     3,893
    Plan assets at fair value.................................................     4,156
                                                                                --------
    Plan assets in excess of projected benefit obligation.....................       263
    Unrecognized net gain.....................................................       386
                                                                                --------
    Pension liability.........................................................  $    123
                                                                                ========

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. PENSIONS AND OTHER EMPLOYEE BENEFITS (CONTINUED)
     The principal actuarial assumptions were:

    Discount rate...............................................................    7.75%
    Rate of increase in compensation levels.....................................    4.50%
    Expected long-term rate of return on plan assets............................    9.50%

     Postretirement Health Care and Life Insurance Benefits: In addition to providing pension benefits, Globalstar provides certain health care and life insurance benefits for retired employees and dependents. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for Globalstar's pension plan. These benefits are funded primarily on a pay-as-you-go basis with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

     Postretirement health care and life insurance costs for the year ended December 31, 1996 include the following components (in thousands):

    Service cost -- benefits earned during the period.........................  $     29
    Interest cost on accumulated postretirement benefit obligation............        32
    Net amortization and deferral.............................................        26
    Return on assets..........................................................        (2)
                                                                                --------
              Total postretirement health care and life insurance costs.......  $     85
                                                                                ========

     At December 31, 1996, the total accumulated postretirement benefit obligation was $641,000. Actuarial assumptions used in determining the accumulated postretirement benefit obligation include a discount rate of 7.75% at December 31, 1996, and an assumed health care cost trend rate of 10.6% decreasing gradually to an ultimate rate of 5.5% by the year 2004. Changing the assumed health care cost trend by 1% in each year would change the accumulated postretirement benefit obligation at December 31, 1996 by $110,000 and the aggregate service and interest cost components by $12,000 for the year ended December 31, 1996.

11. RELATED PARTY TRANSACTIONS

     In addition to the transactions described in Notes 4, 5, 6, 8 and 9, Globalstar has a number of other transactions with its affiliates. Globalstar believes that the arrangements are as favorable to Globalstar as could be obtained from unaffiliated parties. The following describes these related-party transactions.

     Globalstar has granted to SS/L an irrevocable, royalty-free, non-exclusive license to use certain intellectual property expressly developed in connection with the SS/L agreement provided that SS/L will not use, or permit others to use, such license for the purpose of engaging in any business activity that would be in material competition with Globalstar. Globalstar has similarly agreed that it will not license such intellectual property if it will be used for the purpose of designing or building satellites that would be in competition with SS/L.

     Globalstar has granted to Qualcomm an irrevocable, non-exclusive, worldwide perpetual license to intellectual property owned by Globalstar in the Ground Segment and developed pursuant to the Qualcomm agreement. Qualcomm may, pursuant to such grant, use the intellectual property for applications other than the Globalstar System provided that Qualcomm may not for a period of three years after its withdrawal as a strategic partner or prior to the third anniversary of the Full Constellation Date, whichever is earlier, engage in any business activity that would be in competition with the Globalstar System. The grant of intellectual property to Qualcomm described above is generally royalty free. Under certain specified circumstances, however, Qualcomm will be required to pay a 3% royalty fee on such intellectual property.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. RELATED PARTY TRANSACTIONS (CONTINUED)
     A support agreement was entered into among Qualcomm, Loral and Globalstar pursuant to which Qualcomm agreed to (i) assist Globalstar and SS/L with Globalstar's system design, (ii) support Globalstar and Loral with respect to various regulatory matters, including the FCC application and (iii) assist Globalstar and Loral in their marketing efforts with respect to Globalstar. For the years ended December 31, 1996 and 1995, and for the period March 23 through December 31, 1994, Qualcomm has received approximately $1,823,000, $2,712,000 and $2,431,000, respectively, for costs incurred in rendering such support and assistance.

     Certain of Globalstar's limited partners have signed agreements granting them the right to provide Globalstar System services to users in specific countries on an exclusive basis, as long as specified minimum levels of subscribers are met. These service providers will receive certain discounts from Globalstar's expected pricing schedule generally over a five-year period.

     Globalstar has entered into consulting agreements with certain limited partners. Costs incurred under these arrangements for the years ended December 31, 1996 and 1995, and for the period March 23 through December 31, 1994, were $496,000, $1,411,000 and $471,000, respectively. Globalstar anticipates that similar agreements may be entered into with other strategic partners in the future.

     Current payable to affiliates consists of:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                  1996          1995
                                                                 -------       -------
                                                                    (IN THOUSANDS)
        SS/L...................................................  $22,572       $26,126
        Qualcomm...............................................   40,903        21,443
        Loral..................................................      462            --
                                                                 -------       -------
        Total..................................................  $63,937       $47,569
                                                                 =======       =======

     Commencing after the initiation of Globalstar services, LQP, the general partner of LQSS, will be paid an annual management fee equal to 2.5% of Globalstar's revenues up to $500 million plus 3.5% of revenues in excess of $500 million. Should Globalstar incur a net loss in any year following commencement of services, the management fee for that year will be reduced by 50% and LQP will reimburse Globalstar for management fee payments, if any, received in any prior quarter of such year, sufficient to reduce its management fee for the year to 50%. No management fees have been paid to date.

12. REGULATORY MATTERS

     Globalstar and its operations are, and will be, subject to substantial U.S. and international regulation, including required regulatory approvals in each country in which Globalstar intends to provide service. Globalstar's business may be significantly affected by regulatory activities.

13. SUBSEQUENT EVENT

     On February 13, 1997, Globalstar and GTL sold units consisting of $500 million principal amount of Globalstar's 11 3/8% Senior Notes due 2004 and warrants to purchase 1,032,250 shares of GTL common stock in a private offering. The notes are senior in right of payment to the redeemable preferred partnership interests, may not be redeemed prior to February 2002 and are subject to a prepayment premium prior to 2004. Interest on the notes is payable semi-annually.

     The indenture for the notes contains certain covenants that among other things limit the ability of Globalstar to incur additional debt, issue preferred stock, or pay dividends and certain distributions. In certain

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. SUBSEQUENT EVENT (CONTINUED)
limited circumstances involving a change of control of Globalstar, as defined, each note is redeemable at the option of the holder for 101% of the principal amount plus accrued interest.

     The warrants are exercisable on February 19, 1998 at a price of $69.575 per share. The warrants represent approximately 1.7% of Globalstar's total partnership interests on a fully diluted basis.

     Globalstar will use the net proceeds of approximately $484 million from the offering for the construction and deployment of the Globalstar System.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
-------  ------------------------------------------------------------------------------------
 3.1     Memorandum of Association of Globalstar Telecommunications Limited*
 3.2     Bye-Laws of Globalstar Telecommunications Limited*
 4.1     Indenture dated as of March 6, 1996 relating the Company's 6 1/2% Convertible
         Preferred Equivalent Obligations due 2006**
 4.2     Indenture dated as of February 15, 1997 relating to Globalstar's 11 3/8% Senior
         Notes due 2004+
10.1     Amended and Restated Agreement of Limited Partnership of Globalstar, L.P., dated as of March 6, 1996, among Loral/Qualcomm Satellite Services, L.P., Globalstar
         Telecommunications Limited, AirTouch Satellite Services, San Giorgio S.p.A.,
         Hyundai/Dacom, Loral/DASA Globalstar, L.P., Loral Globalstar, L.P., TE.S.A.M. and
         Vodastar Limited+
10.2     Subscription Agreements by and between Globalstar, L.P., and each of AirTouch
         Communications, Alcatel Spacecom, Loral General Partner, Inc., Hyundai/Dacom and
         Vodastar Limited*
10.3     Subscription Agreement by and between Globalstar, L.P. and Loral/Qualcomm Satellite
         Services, L.P.*
10.4     Satellite Procurement Letter Agreement by and among Globalstar, L.P., Hyundai
         Electronics Industries Co., Ltd. and Space Systems/Loral, Inc.*
10.5     Contract for OmniTRACS Like Services Agreement between Globalstar, L.P. and Qualcomm
         Incorporated*
10.6     Support Agreement by and among Qualcomm Incorporated, Globalstar, L.P. and
         Loral/Qualcomm Satellite Services, Inc.*
10.7     Qualcomm Licensee Letter Agreement by and among Globalstar, L.P., Hyundai
         Electronics Industries Co., Ltd. and Qualcomm Incorporated.*
10.8     Contract between Globalstar, L.P. and Space Systems/Loral, Inc.*
10.9     Contract for the Development of Certain Portions of the Ground Operations Control
         Center between Globalstar and Loral Western Development Laboratories.*
10.10    Contract for the Development of Satellite Orbital Operations Centers between
         Globalstar and Loral Aerosys, a division of Loral Aerospace Corporation.*
10.11    1994 Stock Option Plan.*++
10.12    Revolving Credit Agreement dated as of December 15, 1995, as amended on March 25,
         1996, among Globalstar, certain banks parties thereto and Chemical Bank, as
         Administrative Agent+
10.13    Registration Rights Agreement dated March 6, 1996 relating to the Company's 6 1/2%
         Convertible Preferred Equivalent Obligations due 2006**
10.14    Warrant Agreement dated as of February 19, 1997 relating to Warrants to purchase
         1,032,250 shares of Common Stock+
10.15    Registration Rights Agreement dated February 19, 1997 relating to Globalstar's
         11 3/8% Senior Notes due 2004 and the Company's Warrants to purchase 1,032,250 shares of Common Stock issued in connection therewith+
12       Statement Regarding Computation of Ratios+
23.1     Consent of Deloitte & Touche LLP+
27       Financial Data Schedule (EDGAR only)+

---------------
 * Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-86808).

** Incorporated by reference to the Company's Registration Statement on Form S-3
   (No. 333-6477).

 + Filed herewith.

 ++ Management compensation plan.

     (b) Reports on Form 8-K

     None