Form 10-Q
period 1997-03-31
GLOBALSTAR TELECOMMUNICATIONS LTD
filed 1997-05-15
CIK 933401

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                         COMMISSION FILE NUMBER 0-25456

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

     As of May 14, 1997, there were 15,316,486 shares of Globalstar Telecommunications Limited Common Stock outstanding.

================================================================================

                         PART I.  FINANCIAL INFORMATION

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                       MARCH 31,      DECEMBER 31,
                                                                         1997             1996
                                                                      -----------     ------------
                                                                      (UNAUDITED)        (NOTE)
                                              ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests........................   $ 302,300        $302,037
  Ordinary partnership interests....................................     282,361         158,038
  Ordinary partnership warrants.....................................      17,019          22,601
                                                                        --------        --------
          Total assets..............................................   $ 601,680        $482,676
                                                                        ========        ========
                               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Interest payable..................................................   $   1,679        $  1,679
Convertible preferred equivalent obligations ($310,000 principal
  amount)...........................................................     300,621         300,358
Commitments and contingencies (Note 4)
Shareholders' equity:
  Common stock, $1.00 par value, 60,000,000 shares authorized
     (14,185,318 and 10,000,000 issued and outstanding at March 31,
     1997 and December 31, 1996, respectively)......................      14,185          10,000
  Paid-in capital...................................................     300,268         175,750
  Warrants..........................................................      17,019          22,601
  Accumulated deficit...............................................     (32,092)        (27,712)
                                                                        --------        --------
     Total shareholders' equity.....................................     299,380         180,639
                                                                        --------        --------
          Total liabilities and shareholders' equity................   $ 601,680        $482,676
                                                                        ========        ========

    Note: The December 31, 1996 balance sheet has been derived from audited financial statements at that date.

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                 -----------------------------------
                                                                 MARCH 31, 1997      MARCH 31, 1996
                                                                 ---------------     ---------------
Equity in net loss applicable to ordinary partnership interests
  of Globalstar, L.P...........................................      $ 4,380             $ 3,282
Dividend income on Globalstar, L.P. redeemable preferred
  partnership interests........................................       (5,300)             (1,424)
Interest expense on convertible preferred equivalent
  obligations..................................................        5,300               1,424
                                                                     -------             -------
Net loss.......................................................      $ 4,380             $ 3,282
                                                                     =======             =======
Net loss per share.............................................      $  0.42             $  0.33
                                                                     =======             =======
Weighted average shares used in computing net loss per share...       10,326              10,000
                                                                     =======             =======

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                                                 -----------------------------------
                                                                 MARCH 31, 1997      MARCH 31, 1996
                                                                 ---------------     ---------------
Cash flows from operating activities:
  Net loss.....................................................     $  (4,380)          $  (3,282)
  Equity in net loss of Globalstar, L.P........................         4,380               3,282
  Increase in redemption value of redeemable preferred
     partnership interests.....................................          (263)                 --
  Dividends accrued on redeemable preferred partnership
     interests in excess of cash received......................            --              (1,424)
  Amortization of convertible preferred equivalent obligations
     issue costs...............................................           263                  70
  Change in operating liability:
     Interest payable..........................................            --               1,354
                                                                    ---------           ---------
Net cash provided by (used in) operating activities............            --                  --
                                                                    ---------           ---------
Investing activities:
  Purchase of warrants in Globalstar, L.P......................       (12,210)                 --
  Purchase of ordinary partnership interests in Globalstar,
     L.P.......................................................      (110,911)                 --
  Purchase of redeemable preferred partnership interests in
     Globalstar, L.P...........................................            --            (290,000)
                                                                    ---------           ---------
Net cash used in investing activities..........................      (123,121)           (290,000)
                                                                    ---------           ---------
Financing activities:
  Proceeds from issuance of warrants in connection with sale of
     Globalstar, L.P.'s senior notes...........................        12,210                  --
  Proceeds from exercise of guarantee warrants.................       110,911                  --
  Payment of debt offering costs...............................            --             (10,000)
  Sale of convertible preferred equivalent obligations.........            --             300,000
                                                                    ---------           ---------
Net cash provided by financing activities......................       123,121             290,000
                                                                    ---------           ---------
Net increase in cash and cash equivalents......................            --                  --
Cash and cash equivalents, beginning of period.................            --                  --
                                                                    ---------           ---------
Cash and cash equivalents, end of period.......................     $      --           $      --
                                                                    =========           =========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited (the "Company" or "GTL") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2.  ORGANIZATION AND BUSINESS

     On November 23, 1994, GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. On February 14, 1995, the Company completed an initial public offering of 10,000,000 shares of common stock resulting in net proceeds of $185,750,000. Effective February 22, 1995, the Company purchased 10,000,000 ordinary partnership interests from Globalstar, L.P. ("Globalstar"), with the net proceeds of the initial public offering. GTL's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

     The Company's sole business is acting as a general partner of Globalstar, a development stage limited partnership, which is building and is preparing to launch and operate a worldwide, low-earth orbit satellite-based wireless digital telecommunications system.

     At March 31, 1997, GTL held 27.7% of the ordinary partnership interests and 100% of the Redeemable Preferred Partnership Interests in Globalstar, see Note
3 -- Exercise of the Guarantee Warrants. The Company accounts for its investment in Globalstar on an equity accounting basis, recognizing its allocated share of net loss in the period incurred. The Company's allocated share of Globalstar's net loss applicable to ordinary partnership interests from the period February 22, 1995 through March 31, 1997 was $32,092,000.

3.  EXERCISE OF GUARANTEE WARRANTS

     On March 25, 1997, holders of warrants issued in connection with the Globalstar credit agreement exercised warrants to purchase 4,185,318 shares of GTL common stock for $26.50 per share. GTL received proceeds of approximately $110.9 million. GTL used the proceeds from the warrants to purchase 4,185,318 Globalstar ordinary partnership interests for $26.50 per interest, increasing GTL's holdings of Globalstar's ordinary partnership interests from 21.3% to 27.7%.

4.  SENIOR NOTES AND WARRANTS

     On February 13, 1997, GTL and Globalstar sold units consisting of $500 million aggregate principal amount of Globalstar's 11 3/8% Senior Notes due 2004 and warrants to purchase 1,032,250 shares of GTL common stock in a private offering. The notes are senior in right of payment to the redeemable preferred partnership interests, and may not be redeemed prior to February 2002 and are subject to a prepayment premium prior to 2004. Interest on the notes is payable semi-annually.

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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

     The warrants are exercisable on or after February 19, 1998 at a price of $69.575 per share and expire on February 15, 2004. The warrants represent approximately 1.7% of Globalstar's total partnership interests on a fully diluted basis. Any proceeds from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests.

     Globalstar will use the net proceeds of approximately $485 million from the offering for the construction and deployment of the Globalstar System.

5.  SUBSEQUENT EVENTS

     On April 8, 1997, GTL's Board of Directors approved a two-for-one stock split of the common stock in the form of a stock dividend. The stock dividend will be paid on May 28, 1997, to shareholders of record as of May 12, 1997.

     On May 5, 1997, GTL received $30 million as a result of the exercise of rights to purchase 1,131,168 shares of GTL common stock for $26.50 per share. GTL used the proceeds to purchase 1,131,168 Globalstar ordinary partnership interests for $26.50 per interest increasing GTL's holdings of Globalstar's ordinary partnership interests from 27.7% to 29.3%.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PARTNERSHIP INTEREST DATA)

                                                                     MARCH 31,      DECEMBER 31,
                                                                        1997            1996
                                                                     ----------     ------------
                                                                     (UNAUDITED)       (NOTE)
                                             ASSETS
Current assets:
  Cash and cash equivalents........................................  $  359,211       $ 21,180
  Other current assets.............................................         905            606
                                                                     ----------       --------
     Total current assets..........................................     360,116         21,786
Property and equipment, net........................................       2,234          1,720
Globalstar System Under Construction:
  Space segment....................................................     829,161        730,513
  Ground segment...................................................     199,508        160,520
                                                                     ----------       --------
                                                                      1,028,669        891,033
Additional satellite spares........................................      28,348             --
Deferred FCC license costs.........................................       8,907          8,690
Deferred financing costs...........................................      18,340         19,577
Other assets.......................................................         134            107
                                                                     ----------       --------
          Total assets.............................................  $1,446,748       $942,913
                                                                     ==========       ========
                               LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable.................................................  $    3,553       $  4,401
  Payable to affiliates............................................      57,436         63,937
  Accrued expenses.................................................       5,631          6,929
  Accrued interest on notes payable................................       7,109             --
                                                                     ----------       --------
     Total current liabilities.....................................      73,729         75,267
Deferred revenues..................................................      23,652         23,652
Vendor financing liability.........................................     156,048        130,694
Borrowings under long-term revolving credit facility...............          --         96,000
Interest payable on long-term revolving credit facility............         393             77
Commitments and contingencies (Note 6)
Notes payable ($500,000 principal amount)..........................     472,588             --
Redeemable preferred partnership interests (4,769,230 outstanding
  $310,000 redemption value).......................................     302,300        302,037
Ordinary partners' capital:
  Ordinary partnership interests (51,185,318 and 47,000,000
     outstanding at March 31, 1997 and December 31, 1996,
     respectively).................................................     401,019        292,585
  Warrants.........................................................      17,019         22,601
                                                                     ----------       --------
     Total ordinary partners' capital..............................     418,038        315,186
                                                                     ----------       --------
          Total liabilities and partners' capital..................  $1,446,748       $942,913
                                                                     ==========       ========

        Note: The December 31, 1996 balance sheet has been derived from audited consolidated financial statements at that date.

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          CUMULATIVE
                                                                                        MARCH 23, 1994
                                                        THREE MONTHS ENDED             (COMMENCEMENT OF
                                                 ---------------------------------      OPERATIONS) TO
                                                 MARCH 31,1997      MARCH 31,1996       MARCH 31, 1997
                                                 --------------     --------------     ----------------
Operating expenses:
  Development costs............................     $ 11,241           $ 11,377            $137,526
  Marketing, general and administrative........        6,341              4,024              49,334
                                                     -------            -------            --------
          Total operating expenses.............       17,582             15,401             186,860
Interest income................................        2,295              1,449              22,446
                                                     -------            -------            --------
Net loss.......................................       15,287             13,952             164,414
                                                     -------            -------            --------
Preferred distribution and related increase in
  redeemable preferred partnership interests...        5,301              1,424              22,624
                                                     -------            -------            --------
Net loss applicable to ordinary partnership
  interests....................................     $ 20,588           $ 15,376            $187,038
                                                     =======            =======            ========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                        CUMULATIVE
                                                                                                      MARCH 23, 1994
                                                                         THREE MONTHS ENDED          (COMMENCEMENT OF
                                                                   -------------------------------    OPERATIONS) TO
                                                                   MARCH 31, 1997   MARCH 31, 1996    MARCH 31, 1997
                                                                   --------------   --------------   ----------------
Cash flows from operating activities:
  Net loss.......................................................    $  (15,287)       $(13,952)       $   (164,414)
  Deferred revenues..............................................            --           1,739              23,652
  Stock compensation transactions................................           318              --                 635
  Depreciation and amortization..................................         1,473           1,568               7,844
  Changes in operating assets and liabilities:
    Other current assets.........................................          (299)         (2,724)               (905)
    Other assets.................................................           (27)             --                (134)
    Accounts payable.............................................          (319)            262               2,899
    Payable to affiliates........................................        (3,202)         (4,487)             (1,891)
    Accrued expenses.............................................        (1,298)          1,809               5,631
                                                                      ---------       ---------         -----------
Net cash used in operating activities............................       (18,641)        (15,785)           (126,683)
                                                                      ---------       ---------         -----------
Investing activities:
  Globalstar System under construction...........................      (137,636)       (108,565)         (1,028,669)
  Payable to affiliates for Globalstar System under
    construction.................................................        (3,299)         (8,290)             50,527
  Capitalized interest payable...................................         7,425              --               7,502
  Accounts payable...............................................          (529)           (163)                146
  Vendor financing liability.....................................        25,354          19,365             156,048
                                                                      ---------       ---------         -----------
  Cash used for Globalstar System................................      (108,685)        (97,653)           (814,446)
  Additional satellite spares....................................       (28,348)                            (28,348)
  Purchases of property and equipment............................          (750)           (230)             (3,692)
  Deferred FCC license costs.....................................          (217)           (576)             (6,672)
  Purchases of investments.......................................            --              --            (126,923)
  Maturity of investments........................................            --              --             126,923
                                                                      ---------       ---------         -----------
Net cash used in investing activities............................      (138,000)        (98,459)           (853,158)
                                                                      ---------       ---------         -----------
Financing activities:
  Proceeds from the issuance of senior notes.....................       472,588              --             472,588
  Proceeds from issuance warrants in connection with sale of
    senior notes.................................................        12,210              --              12,210
  Proceeds from exercise of guarantee warrants...................       110,911              --             110,911
  Deferred financing costs.......................................            --            (250)             (2,125)
  Proceeds of capital subscriptions receivable...................            --              --             282,441
  Payment of accrued capital raising costs.......................            --              --              (2,400)
  Sale of partnership interests to GTL...........................            --              --             185,750
  Sale of redeemable preferred partnership interests to GTL......            --         290,000             299,500
  Distributions on redeemable preferred partnership interests....        (5,037)             --             (19,870)
  Prepaid interest on redeemable preferred partnership
    interests....................................................            --              --                  47
  Borrowings under long-term revolving credit facility...........        65,000              --             171,000
  Repayment of borrowings under long-term revolving credit
    facility.....................................................      (161,000)             --            (171,000)
                                                                      ---------       ---------         -----------
Net cash provided by financing activities........................       494,672         289,750           1,339,052
                                                                      ---------       ---------         -----------
Net increase in cash and cash equivalents........................       338,031         175,506             359,211
Cash and cash equivalents, beginning of period...................        21,180          71,602                  --
                                                                      ---------       ---------         -----------
Cash and cash equivalents, end of period.........................    $  359,211        $247,108        $    359,211
                                                                      =========       =========         ===========
Noncash transactions:
  Payable to affiliates..........................................                                      $      9,308
                                                                                                        ===========
  Accrual of capital raising costs...............................                                      $      2,400
                                                                                                        ===========
  Deferred FCC license costs.....................................                                      $      2,235
                                                                                                        ===========
  Warrants issued in exchange for debt guarantee.................                                      $     22,601
                                                                                                        ===========
  Increase in redemption value of preferred partnership
    interests....................................................    $      263                        $      2,800
                                                                      =========                         ===========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Globalstar, L.P. ("Globalstar") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. Globalstar believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for Globalstar Telecommunications Limited ("GTL").

2.  ORGANIZATION AND BUSINESS

     Globalstar, founded by Loral Space & Communications Ltd. ("Loral") and QUALCOMM Incorporated ("Qualcomm"), is building, and is preparing to launch and operate a worldwide, low-earth orbit satellite-based wireless digital telecommunications system (the "Globalstar System"). Globalstar's first launch is currently scheduled for October 1997.

     Globalstar, a Delaware limited partnership with a December 31 fiscal year end, was formed in November 1993. It had no activities until March 23, 1994, when it received capital subscriptions for $275 million and commenced operations. The accompanying consolidated financial statements reflect the operations of Globalstar from that date.

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

  Notes Payable

     Interest accrues on the Senior Notes at 11 3/8% per annum. Globalstar is increasing the carrying value of the notes payable to their ultimate redemption value.

  Reclassifications

     Certain reclassifications have been made to conform prior-year amounts to the current-year presentation.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  GLOBALSTAR SYSTEM UNDER CONSTRUCTION

  Total System Cost

     At March 31, 1997, Globalstar's budget for the cost for the design, construction and deployment of the Globalstar System, including working capital, cash interest on anticipated borrowings and operating expenses is approximately $2.5 billion. Globalstar has recently added enhanced capabilities and additional test requirements and has experienced cost growth in the development of the ground system, the final cost impact of which is under assessment. Actual amounts may vary from this estimate and additional funds would be required in the event of unforeseen delays, cost overruns, launch failures or other technological risks or adverse regulatory developments, or to meet unanticipated expenses. Globalstar, however, does not expect such cost growth to increase the funding requirement for the project by more than five percent. Globalstar has raised or received commitments for approximately $2.0 billion in equity, debt and vendor financing.

     Globalstar has also agreed to purchase from SS/L eight additional spare satellites at a cost estimated at $175 million. In addition, Globalstar, together with its strategic partners, will jointly finance the procurement of up to 32 gateways for resale to service providers, thereby accelerating the deployment of gateways around the world prior to the date on which Globalstar expects to commence initial operations via a 40-satellite constellation. Globalstar has agreed to finance approximately $80 million of the cost of these gateways and expects to recover its cost from the resale of these gateways to service providers.

     Additional funds to complete the Globalstar System are expected to be obtained through a combination of sources including, debt issuance (which may include an equity component), financial support from the Globalstar partners, projected service provider payments, projected net service revenues from initial operations, and anticipated payments received from the sale of gateways and Globalstar subscriber terminals. Although Globalstar believes it will be able to obtain this additional financing, there can be no assurance that the financing will be available on favorable terms or on a timely basis, if at all.

5.  EXERCISE OF GUARANTEE WARRANTS

     On March 25, 1997, holders of warrants issued in connection with the Globalstar credit agreement exercised warrants to purchase 4,185,318 shares of GTL common stock. GTL received proceeds of approximately $110.9 million. GTL used the proceeds from the warrants to purchase 4,185,318 Globalstar ordinary partnership interests for $26.50 per interest, increasing GTL's holdings of Globalstar's ordinary partnership interests from 21.3% to 27.7%.

6.  SENIOR NOTES AND WARRANTS

     On February 13, 1997, GTL and Globalstar sold units consisting of $500 million aggregate principal amount of Globalstar's 11 3/8% Senior Notes due 2004 and warrants to purchase 1,032,250 shares of GTL common stock in a private offering. The notes are senior in right of payment to the redeemable preferred partnership interests, and may not be redeemed prior to February 2002 and are subject to a prepayment premium prior to 2004. Interest on the notes is payable semi-annually.

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

     The warrants are exercisable on or after February 19, 1998 at a price of $69.575 per share and expire on February 15, 2004. The warrants represent approximately 1.7% of Globalstar's total partnership interests on a

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

fully diluted basis. Any proceeds from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests.

     Globalstar will use the net proceeds of approximately $485 million from the offering for the construction and deployment of the Globalstar System.

7.  SUBSEQUENT EVENT

     On May 5, 1997, Globalstar received $30 million as a result of the exercise by GTL of warrants to purchase 1,131,168 Globalstar ordinary partnership interests for $26.50 per interest. Globalstar will use the proceeds for the construction and deployment of the Globalstar System.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, cash and cash equivalents increased to $359.2 million from $21.2 million at December 31, 1996. The net increase is a result of the net proceeds of $472.6 million received from the issuance of Globalstar's 11 3/8% Senior Notes, $12.2 million received from the sale of warrants to GTL and $110.9 million received from the exercise of the Guarantee Warrants and interest of $2.3 million earned on outstanding cash balances during the period, offset by expenditures for the Globalstar System Under Construction of $108.7 million, expenditures for the additional spare satellites of $28.3 million, net cash used by operations of $18.6 million, preferred distributions on the Redeemable Preferred Partnership Interests ("RPPIs") of $5.0 million and net repayments of debt of $96.0 million.

     Accounts payable, payables to affiliates and accrued expenses and interest have decreased by $1.5 million from $75.3 million at December 31, 1996 to $73.7 million at March 31, 1997, as a result of the timing of payments to Globalstar contractors.

     Through March 31, 1997, Globalstar incurred costs of approximately $1.2 billion for the design and construction of the space and ground segments. Costs incurred to date during fiscal year 1997 were approximately $148.9 million.

     Globalstar's budget for the cost for the design, construction and deployment of the Globalstar System, including working capital, cash interest on anticipated borrowings and operating expenses is approximately $2.5 billion. Globalstar has recently added enhanced capabilities and additional test requirements and has experienced cost growth in the development of the ground system, the final cost impact of which is under assessment. Globalstar, however, does not expect such cost growth to increase the funding requirements for the project by more than five percent. Globalstar has raised or received commitments for approximately $2.0 billion in equity, debt and vendor financing.

     Globalstar has also agreed to purchase from SS/L eight additional spare satellites at a cost estimated at $175 million. In addition, Globalstar, together with its strategic partners, will jointly finance the procurement of up to 32 gateways for resale to service providers, thereby accelerating the deployment of gateways around the world prior to the date on which Globalstar expects to commence initial operations via a 40-satellite constellation. Globalstar has agreed to finance approximately $80 million of the cost of these gateways and expects to recover its cost from the resale of these gateways to service providers.

     As of March 31, 1997, Globalstar had raised or received commitments for approximately $2.0 billion. Globalstar believes that its current capital, vendor financing commitments, the availability of the Globalstar Credit Agreement are sufficient to fund its requirements into the first quarter 1998. Globalstar intends to raise the remaining funds required from a combination of sources including, debt issuance (which may include an equity component), financial support from the Globalstar partners, projected service provider payments,

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

projected net service revenues from initial operations and anticipated payments from the sale of gateways and Globalstar subscriber terminals. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

RESULTS OF OPERATIONS

     Globalstar is a development stage partnership and has not commenced operations. For the period March 23, 1994 (commencement of operations) to March 31, 1997, Globalstar has recorded cumulative net losses of $187.0 million. The net loss applicable to ordinary Partnership interests for the three months ended March 31, 1997 increased to $20.6 million as compared to $15.4 million for the three months ended March 31, 1996. The net loss increased primarily as a result of a full quarter's distribution on the RPPI's during the first quarter of 1997, versus a distribution for a one month period during the first quarter of 1996, as the RPPI's were issued in March 1996. Globalstar is expending significant funds for the design, construction, testing and deployment of the Globalstar System and expects such losses to continue until commencement of commercial operations.

     Globalstar has earned interest income of $22.4 million on cash balances and short term investments since commencement of operations. Interest income during the three months ended March 31, 1997 was $2.3 million as compared to $1.4 million for the three months ended March 31, 1996. Interest income for the current period increased as a result of higher average cash balances outstanding during the first quarter of 1997.

     Operating Expenses. Development costs remain stable at $11.2 million and $11.4 million for the three months ended March 31, 1997 and 1996, respectively. These costs represent the development of Globalstar Phones and Globalstar's continuing in-house engineering.

     Marketing, general and administrative expenses were $6.3 million and $4.0 million for the three months ended March 31, 1997 and 1996, respectively. The increase in marketing, general and administrative expenses is primarily the result of an increase in employees, as Globalstar gears up for operations and increased advertising costs.

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

FINANCIAL ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), which is required to be adopted for fiscal periods ending after December 15, 1997. SFAS 128 establishes the accounting standards for computing and presenting earnings per share. The Company believes that the adoption of SFAS 128 will not have a material effect on the reported loss per share of GTL.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 8, 1997, at GTL's Annual Meeting of Stockholders, the following proposals were acted on:

          (1) In an uncontested election, the following individuals were elected to the Board of Directors. The votes were as follows:

                                                                FOR        WITHHELD
                                                             ---------     -------
            Bernard L. Schwartz............................  8,074,655      10,720
            Michael P. DeBlasio............................  8,074,665      10,710
            Sir Ronald Grierson............................  8,067,265      18,110
            Robert B. Hodes................................  8,074,265      11,110
            E. John Peett..................................  7,899,905     185,470
            Michael B. Targoff.............................  8,074,155      11,220
            A. Robert Towbin...............................  8,074,155      11,220

          (2) The proposal to fix the minimum and maximum number of directors at five and nine, respectively, and to deem any vacancies on the Board to be casual vacancies was ratified. The votes were as follows:

                For...............................................  8,061,430
                Against...........................................     10,150
                Abstentions.......................................     13,795

          (3) The proposal to increase the number of authorized shares of Common Stock of Globalstar Telecommunications Limited from 60,000,000 to 200,000,000 was ratified. The votes were as follows:

                For...............................................  7,546,481
                Against...........................................    517,174
                Abstentions.......................................     21,720

          (4) The proposal to amend the Company's 1994 Stock Option Plan to increase the number of shares of Common Stock available for issuance from 250,000 to 625,000 and to reduce the minimum purchase price at which options may be granted thereunder was ratified. The votes were as follows:

                For...............................................  7,215,498
                Against...........................................    792,699
                Abstentions.......................................     77,178

          (5) The selection of Deloitte & Touche, L.L.P. to serve as independent auditors for the fiscal year ending December 31, 1997, was ratified. The votes were as follows:

                For...............................................  8,063,455
                Against...........................................      9,455
                Abstentions.......................................     12,465

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        The following exhibits are filed as part of this report:

        Exhibit 12 -- Statement Regarding Computation of Ratios
        Exhibit 27 -- Financial Data Schedule

     (b) Reports on Form 8-K

          DATE OF REPORT                                 DESCRIPTION
        ------------------      --------------------------------------------------------------
        January 30, 1997..      Item 5 -- Press releases issued by GTL and Globalstar
        February 12,            Item 5 -- GTL and Globalstar issue units consisting of $500
          1997............      million aggregate principal amount of Senior Notes and
                                warrants in a private offering

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           GLOBALSTAR TELECOMMUNICATIONS LIMITED
                                           ------------------------------------
                                                     Registrant

                                                  NICHOLAS C. MOREN
                                                  -----------------
                                                      Treasurer
                                            (Principal Financial Officer)
                                                         and
                                           Registrant's Authorized Officer

Date: May 14, 1997