Form 10-Q
period 1997-06-30
GLOBALSTAR TELECOMMUNICATIONS LTD; GLOBALSTAR LP; GLOBALSTAR CAPITAL CORP
filed 1997-08-14
CIK 933401, 1037927, 1037991

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                                  CEDAR HOUSE
                                41 CEDAR AVENUE
                             HAMILTON HM12, BERMUDA
                           TELEPHONE: (441) 295-2244

                         COMMISSION FILE NUMBER 0-25456

                     JURISDICTION OF INCORPORATION: BERMUDA

                     IRS IDENTIFICATION NUMBER: 13-3795510

                            ------------------------

                                GLOBALSTAR, L.P.
                         GLOBALSTAR CAPITAL CORPORATION
                                3200 ZANKER ROAD
                                 PO BOX 640670
                               SAN JOSE, CA 95164

                       COMMISSION FILE NUMBERS: 333-25461
                                               333-25461-01

                    JURISDICTION OF INCORPORATION: DELAWARE

                     IRS IDENTIFICATION NUMBERS: 13-3759824
                                               13-3876323

     The registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or such shorter period as the registrants were required to file such reports and have been subject to such filing requirements for the past 90 days or such shorter period.

     As of July 31, 1997, there were 30,632,972 shares of Globalstar Telecommunications Limited common stock outstanding.

================================================================================

                         PART I. FINANCIAL INFORMATION

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                            CONDENSED BALANCE SHEETS
                       (In thousands, except share data)

                                                                      JUNE 30,     DECEMBER 31,
                                                                        1997           1996
                                                                      --------     -------------
                                                                      (Unaudited)     (Note)
                                             ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests........................  $302,563       $ 302,037
  Ordinary partnership interests....................................   310,823         158,038
  Ordinary partnership warrants.....................................    12,210          22,601
                                                                      ---------      ---------
          Total assets..............................................  $625,596       $ 482,676
                                                                      =========      =========
                              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Interest payable..................................................  $  1,679       $   1,679
Convertible preferred equivalent obligations ($310,000 principal
  amount)...........................................................   300,884         300,358
Commitments and contingencies (Note 5)
Shareholders' equity:
  Common stock, $1.00 par value, 200,000,000 and 60,000,000 shares authorized (30,632,972 and 10,000,000 issued and outstanding)
     at June 30, 1997 and December 31, 1996, respectively...........    30,633          10,000
  Paid-in capital...................................................   318,605         175,750
  Warrants..........................................................    12,210          22,601
  Accumulated deficit...............................................   (38,415)        (27,712)
                                                                      ---------      ---------
     Total shareholders' equity.....................................   323,033         180,639
                                                                      ---------      ---------
          Total liabilities and shareholders' equity................  $625,596       $ 482,676
                                                                      =========      =========

---------------

Note: The December 31, 1996 balance sheet has been derived from audited financial statements at that date.

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                       CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                     THREE MONTHS ENDED        SIX MONTHS ENDED
                                                     -------------------     --------------------
                                                      JUNE        JUNE                     JUNE
                                                       30,         30,       JUNE 30,       30,
                                                      1997        1996         1997        1996
                                                     -------     -------     --------     -------
Equity in net loss applicable to ordinary
  partnership interests of Globalstar, L.P.........  $ 6,323     $ 3,942     $ 10,703     $ 7,224
Dividend income on Globalstar, L.P. redeemable
  preferred partnership interests..................   (5,301)     (5,295)     (10,601)     (6,719)
Interest expense on convertible preferred
  equivalent obligations...........................    5,301       5,295       10,601       6,719
                                                     --------    --------    --------     --------
Net loss...........................................  $ 6,323     $ 3,942     $ 10,703     $ 7,224
                                                     ========    ========    ========     ========
Net loss per share.................................  $  0.21     $  0.20     $   0.42     $  0.36
                                                     ========    ========    ========     ========
Weighted average shares used in computing net loss
  per share........................................   29,788      20,000       25,245      20,000
                                                     ========    ========    ========     ========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                            SIX MONTHS ENDED
                                                                     -------------------------------
                                                                     JUNE 30, 1997     JUNE 30, 1996
                                                                     -------------     -------------
Cash flows from operating activities:
  Net loss.........................................................    $ (10,703)        $  (7,224)
  Equity in net loss of Globalstar, L.P............................       10,703             7,224
  Increase in redemption value of redeemable preferred partnership
     interests.....................................................         (526)             (332)
  Dividends accrued on redeemable preferred partnership interests
     in excess of cash received....................................           --            (1,676)
  Amortization of convertible preferred equivalent obligations
     issue costs...................................................          526               332
  Change in operating liability:
     Interest payable..............................................           --             1,676
                                                                       ---------         ---------
Net cash provided by (used in) operating activities................           --                --
                                                                       ---------         ---------
Investing activities:
  Purchase of warrants in Globalstar, L.P..........................      (12,210)               --
  Purchase of ordinary partnership interests in Globalstar, L.P....     (140,887)               --
  Purchase of redeemable preferred partnership interests in
     Globalstar, L.P...............................................           --          (299,500)
                                                                       ---------         ---------
Net cash used in investing activities..............................     (153,097)         (299,500)
                                                                       ---------         ---------
Financing activities:
  Proceeds from issuance of warrants in connection with sale of
     Globalstar, L.P.'s senior notes...............................       12,210                --
  Proceeds from exercise of guarantee warrants.....................      110,911                --
  Proceeds from exercise of GTL rights.............................       29,976                --
  Payment of debt offering costs...................................           --           (10,500)
  Sale of convertible preferred equivalent obligations.............           --           310,000
                                                                       ---------         ---------
Net cash provided by financing activities..........................      153,097           299,500
                                                                       ---------         ---------
Net increase in cash and cash equivalents..........................           --                --
Cash and cash equivalents, beginning of period.....................           --                --
                                                                       ---------         ---------
Cash and cash equivalents, end of period...........................    $      --         $      --
                                                                       =========         =========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited (the "Company" or "GTL") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

2.  ORGANIZATION AND BUSINESS

     On November 23, 1994, GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. On February 14, 1995, the Company completed an initial public offering of 20,000,000 shares of common stock (as adjusted for two-for-one stock split, see Note 3) resulting in net proceeds of $185,750,000. Effective February 22, 1995, the Company purchased 21.3% of the ordinary partnership interests of Globalstar, L.P. ("Globalstar"), with the net proceeds of the initial public offering. GTL's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

     The Company's sole business is acting as a general partner of Globalstar, a development stage limited partnership, which is building and is preparing to launch and operate a worldwide, low-earth orbit satellite-based wireless digital telecommunications system.

     At June 30, 1997, GTL held 29.3% of the ordinary partnership interests and 100% of the Redeemable Preferred Partnership Interests in Globalstar, see Note
4. The Company accounts for its investment in Globalstar on an equity accounting basis, recognizing its allocated share of net loss in the period incurred. The Company's allocated share of Globalstar's net loss applicable to ordinary partnership interests from the period February 22, 1995 through June 30, 1997 was $38,415,000.

3.  SHAREHOLDERS' EQUITY

     On May 28, 1997, GTL issued a two-for-one stock split to shareholders of record on May 12, 1997 in the form of a 100% stock dividend. Accordingly, all GTL share and per share amounts have been restated to reflect the stock split. Prior to the two-for-one stock split, GTL's equity securities and convertible securities were represented by equivalent Globalstar partnership interests on a one-for-one basis. Globalstar's partnership interests were not affected by the GTL stock split and, accordingly, GTL's equity securities and convertible securities are now represented by equivalent Globalstar partnership interests on a two-for-one basis.

4.  EXERCISE OF THE GUARANTEE WARRANTS AND THE GTL RIGHTS

     On March 25, 1997, holders of warrants issued in connection with the Globalstar credit agreement exercised warrants to purchase 8,370,636 shares of GTL common stock for $13.25 per share (as adjusted for two-for-one stock split, see Note 3). GTL received proceeds of approximately $110.9 million. On May 5, 1997, GTL received approximately $30.0 million as a result of the exercise of rights issued to shareholders to purchase 2,262,336 shares of GTL common stock for $13.25 per share (as adjusted for two-for-one stock split, see Note 3). GTL used the proceeds from the warrants and rights to purchase 5,316,486 Globalstar ordinary partnership interests for $26.50 per interest, increasing GTL's holdings of Globalstar's ordinary partnership interests from 10,000,000 (21.3%) to 15,316,486 (29.3%).

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

5.  SENIOR NOTES AND WARRANTS

     On February 13, 1997, GTL and Globalstar sold units consisting of $500 million aggregate principal amount of Globalstar's 11 3/8% Senior Notes due 2004 and warrants to purchase 2,064,500 shares of GTL common stock (as adjusted for two-for-one stock split, see Note 3) in a private offering. The notes are senior in right of payment to the redeemable preferred partnership interests, and may not be redeemed prior to February 2002 and are subject to a prepayment premium prior to 2004. Interest on the notes is payable semi-annually.

     The warrants are exercisable on or after February 19, 1998 at a price of $34.787 per share (as adjusted for two-for-one stock split, see Note 3) and expire on February 15, 2004. The warrants represent approximately 1.7% of Globalstar's total partnership interests on a fully diluted basis. Any proceeds from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests.

     On June 13, 1997, Globalstar sold $325 million principal amount of 11 1/4% Senior Notes due 2004 in a private offering. The notes are senior in right of payment to the Redeemable Preferred Partnership Interests, and may not be redeemed prior to June 2002 and are subject to a prepayment premium prior to 2004. Interest on the notes is paid semi-annually.

     The indentures for the notes contain certain covenants that among other things limit the ability of Globalstar to incur additional debt, issue preferred stock, or pay dividends and certain distributions. In certain limited circumstances involving a change of control of Globalstar, as defined, each note is redeemable at the option of the holder for 101% of the principal amount plus accrued interest.

     Globalstar will use the net proceeds of approximately $786 million from the offerings, for the construction and deployment of the Globalstar System.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except partnership interest data)

                                                                      JUNE 30,      DECEMBER 31,
                                                                        1997            1996
                                                                     ----------     ------------
                                                                     (UNAUDITED)       (NOTE)
                                             ASSETS
Current assets:
  Cash and cash equivalents........................................  $  557,632       $ 21,180
  Other current assets.............................................       7,161            606
                                                                     ----------       --------
          Total current assets.....................................     564,793         21,786
Property and equipment, net........................................       1,665          1,720
Globalstar System Under Construction:
  Space segment....................................................     933,998        730,513
  Ground segment...................................................     242,826        160,520
                                                                     ----------       --------
                                                                      1,176,824        891,033
Additional satellite spares........................................      46,388             --
Deferred FCC license costs.........................................       9,149          8,690
Deferred financing costs...........................................      17,104         19,577
Other assets.......................................................         380            107
                                                                     ----------       --------
          Total assets.............................................  $1,816,303       $942,913
                                                                     ==========       ========
                               LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable.................................................  $    2,233       $  4,401
  Payable to affiliates............................................      89,795         63,937
  Accrued expenses.................................................       4,635          6,929
  Accrued interest on senior notes payable.........................      22,852             --
                                                                     ----------       --------
          Total current liabilities................................     119,515         75,267
Deferred revenues..................................................      23,652         23,652
Vendor financing liability.........................................     168,523        130,694
Borrowings under long-term revolving credit facility...............          --         96,000
Interest payable on long-term revolving credit facility............         402             77
Commitments and contingencies (Note 7) Senior notes payable
  ($825,000 principal amount)......................................     775,573             --
Redeemable preferred partnership interests (4,769,230 outstanding
  $310,000 redemption value).......................................     302,563        302,037
Ordinary partners' capital:
  Ordinary partnership interests (52,316,486 and 47,000,000
     outstanding at June 30, 1997 and December 31, 1996,
     respectively).................................................     413,865        292,585
  Warrants.........................................................      12,210         22,601
                                                                     ----------       --------
     Total ordinary partners' capital..............................     426,075        315,186
                                                                     ----------       --------
          Total liabilities and partners' capital..................  $1,816,303       $942,913
                                                                     ==========       ========

---------------

Note: The December 31, 1996 balance sheet has been derived from audited consolidated financial statements at that date.

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per interest data)
                                  (Unaudited)

                                                                                        CUMULATIVE
                                         THREE MONTHS ENDED     SIX MONTHS ENDED      MARCH 23, 1994
                                              JUNE 30,              JUNE 30,         (COMMENCEMENT OF
                                         ------------------    ------------------     OPERATIONS) TO
                                          1997       1996       1997       1996       JUNE 30, 1997
                                         -------    -------    -------    -------    ----------------
Operating expenses:
  Development costs..................... $16,569    $13,763    $27,810    $25,140        $154,095
  Marketing, general and
     administrative.....................   5,212      3,689     11,553      7,713          54,546
                                         -------    -------    -------    -------        --------
          Total operating expenses......  21,781     17,452     39,363     32,853         208,641
Interest income.........................   4,814      3,079      7,109      4,528          27,260
                                         -------    -------    -------    -------        --------
Net loss................................  16,967     14,373     32,254     28,325         181,381
Preferred distribution and related
  increase in redeemable preferred
  partnership interests.................   5,300      5,295     10,601      6,719          27,924
                                         -------    -------    -------    -------        --------
Net loss applicable to ordinary
  partnership interests................. $22,267    $19,668    $42,855    $35,044        $209,305
                                         =======    =======    =======    =======        ========
Net loss per ordinary partnership
  interest.............................. $  0.43    $  0.42    $  0.86    $  0.75
                                         =======    =======    =======    =======
Weighted average interests used in
  computing net loss per ordinary
  partnership interest..................  51,894     47,000     49,622     47,000
                                         =======    =======    =======    =======

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                        CUMULATIVE
                                                                               SIX MONTHS ENDED       MARCH 23, 1994
                                                                                   JUNE 30,          (COMMENCEMENT OF
                                                                             ---------------------    OPERATIONS) TO
                                                                               1997        1996       JUNE 30, 1997
                                                                             ---------   ---------   ----------------
Cash flows from operating activities:
  Net loss.................................................................  $ (32,254)  $ (28,325)    $   (181,381)
  Deferred revenues........................................................         --       1,739           23,652
  Stock compensation transactions..........................................        647          --              964
  Depreciation and amortization............................................      2,922       2,981            9,293
  Changes in operating assets and liabilities:
    Other current assets...................................................     (6,555)        (84)          (7,161)
    Other assets...........................................................       (273)         --             (380)
    Accounts payable.......................................................     (1,110)      2,828            2,108
    Payable to affiliates..................................................      4,005      (4,849)           5,316
    Accrued expenses.......................................................     (2,294)     (1,480)           4,635
                                                                             ---------   ---------      -----------
Net cash used in operating activities......................................    (34,912)    (27,190)        (142,954)
                                                                             ---------   ---------      -----------
Investing activities:
  Globalstar System under construction.....................................   (284,158)   (223,496)      (1,175,191)
  Payable to affiliates for Globalstar System under construction...........     21,853      27,172           75,679
  Capitalized interest payable.............................................     23,177          --           23,254
  Accounts payable.........................................................     (1,058)        237             (383)
  Vendor financing liability...............................................     37,829      39,844          168,523
                                                                             ---------   ---------      -----------
  Cash used for Globalstar System..........................................   (202,357)   (156,243)        (908,118)
  Additional satellite spares..............................................    (46,388)         --          (46,388)
  Purchases of property and equipment......................................       (394)       (457)          (3,336)
  Deferred FCC license costs...............................................       (459)       (743)          (6,914)
  Purchases of investments.................................................         --          --         (126,923)
  Maturity of investments..................................................         --          --          126,923
                                                                             ---------   ---------      -----------
Net cash used in investing activities......................................   (249,598)   (157,443)        (964,756)
                                                                             ---------   ---------      -----------
Financing activities:
  Net proceeds from issuance of $500,000 11 3/8% Senior Notes..............    472,090          --          472,090
  Proceeds from warrants issued in connection with $500,000 11 3/8% Senior
    Notes..................................................................     12,210          --           12,210
  Net proceeds from issuance of $325,000 11 1/4% Senior Notes..............    301,850          --          301,850
  Proceeds from exercise of warrants.......................................    140,887          --          140,887
  Deferred financing costs.................................................         --        (250)          (2,125)
  Proceeds of capital subscriptions receivable.............................         --          --          282,441
  Payment of accrued capital raising costs.................................         --          --           (2,400)
  Sale of partnership interests to GTL.....................................         --          --          185,750
  Sale of redeemable preferred partnership interests to GTL................         --     299,500          299,500
  Distributions on redeemable preferred partnership interests..............    (10,075)     (4,758)         (24,908)
  Prepaid interest on redeemable preferred partnership interests...........         --          47               47
  Borrowings under long-term revolving credit facility.....................     65,000      10,000          171,000
  Repayment of borrowings under long-term revolving credit facility........   (161,000)    (10,000)        (171,000)
                                                                             ---------   ---------      -----------
Net cash provided by financing activities..................................    820,962     294,539        1,665,342
                                                                             ---------   ---------      -----------
Net increase in cash and cash equivalents..................................    536,452     109,906          557,632
Cash and cash equivalents, beginning of period.............................     21,180      71,602               --
                                                                             ---------   ---------      -----------
Cash and cash equivalents, end of period...................................  $ 557,632   $ 181,508     $    557,632
                                                                             =========   =========      ===========
Noncash transactions:
  Payable to affiliates....................................................                            $      9,308
                                                                                                        ===========
  Accrual of capital raising costs.........................................                            $      2,400
                                                                                                        ===========
  Deferred FCC license costs...............................................                            $      2,235
                                                                                                        ===========
  Warrants issued in exchange for debt guarantee...........................                            $     22,601
                                                                                                        ===========
  Increase in redemption value of preferred partnership interests..........  $     526                 $      3,063
                                                                             =========                  ===========
  Increase in carrying value of senior notes...............................  $   1,633                 $      1,633
                                                                             =========                  ===========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Globalstar, L.P. ("Globalstar") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. Globalstar believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for Globalstar Telecommunications Limited ("GTL").

2.  ORGANIZATION AND BUSINESS

     Globalstar, founded by Loral Space & Communications Ltd. ("Loral") and QUALCOMM Incorporated ("Qualcomm"), is building, and is preparing to launch and operate a worldwide, low-earth orbit satellite-based wireless digital telecommunications system (the "Globalstar System"). Globalstar's first launch is currently scheduled for early December 1997.

     Globalstar, a Delaware limited partnership with a December 31 fiscal year end, was formed in November 1993. It had no activities until March 23, 1994, when it received capital subscriptions for $275 million and commenced operations. The accompanying condensed consolidated financial statements reflect the operations of Globalstar from that date.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Development Stage Company

     Globalstar is devoting substantially all of its present efforts to the design, licensing, construction, testing and financing of the Globalstar System, and establishing its business. Its planned principal operations have not commenced. Accordingly, Globalstar is a development stage company as defined in Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises."

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

  Notes Payable

     Interest accrues on the $500 million and $325 million principal amount Senior Notes at 11 3/8% and 11 1/4% per annum, respectively. Globalstar is increasing the carrying value of the senior notes payable to their ultimate redemption value.

  Reclassifications

     Certain reclassifications have been made to conform prior amounts to the current period presentation.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  GLOBALSTAR SYSTEM UNDER CONSTRUCTION

  Total System Cost

     At June 30, 1997, Globalstar's budget for the design, construction and deployment of the Globalstar System, including working capital, cash interest on anticipated borrowings and operating expenses is approximately $2.5 billion. Globalstar has recently added enhanced capabilities and additional test requirements and has experienced cost growth in the development of the ground system, the final cost impact of which is under assessment. Globalstar, however, does not expect such cost growth to increase the funding requirement for the project by more than five percent.

     In addition, Globalstar has agreed to purchase from SS/L eight additional spare satellites at a cost estimated at $175 million. Further, in order to accelerate the deployment of gateways around the world Globalstar has agreed to finance approximately $80 million of the cost of up to 32 of the 35 gateways ordered by Globalstar service providers. Globalstar expects to recover its investment in this gateway financing program from the resale of the gateways to service providers.

     Actual amounts may vary from these estimates and additional funds would be required in the event of unforeseen delays, cost overruns, launch failures or other technological risks or adverse regulatory developments, or to meet unanticipated expenses.

     At June 30, 1997, Globalstar has raised or received commitments for approximately $2.3 billion in equity, debt and vendor financing. Additional funds to complete the Globalstar System are expected to be obtained through a combination of sources including; debt issuance (which may include an equity component), financial support from the Globalstar partners, projected service provider payments, projected net service revenues from initial operations, and anticipated payments received from the sale of gateways and Globalstar subscriber terminals. Although Globalstar believes it will be able to obtain this additional financing, there can be no assurance that the financing will be available on favorable terms or on a timely basis, if at all.

5.  PARTNERSHIP INTERESTS

     On May 28, 1997, GTL issued a two-for-one stock split. Prior to the two-for-one stock split, GTL's equity securities and convertible securities were represented by equivalent Globalstar partnership interests on a one-for-one basis. Globalstar's partnership interests were not affected by the GTL stock split and, accordingly, GTL's equity securities and convertible securities are now represented by equivalent Globalstar partnership interests on a two-for-one basis.

6.  EXERCISE OF GUARANTEE WARRANTS AND GTL RIGHTS

     On March 25, 1997, holders of warrants issued in connection with the Globalstar credit agreement exercised warrants to purchase 8,370,636 shares of GTL common stock for $13.25 per share (as adjusted for two-for-one stock split, see Note 5). GTL received proceeds of approximately $110.9 million. On May 5, 1997, GTL received proceeds of approximately $30.0 million as a result of the exercise of rights to purchase 2,262,336 shares of GTL common stock for $13.25 per share (as adjusted for two-for-one stock split, see Note 5). GTL used the proceeds from the warrants and the rights to purchase 5,316,486 Globalstar ordinary partnership interests for $26.50 per interest, increasing GTL's holdings of Globalstar's ordinary partnership interests from 21.3% to 29.3%.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  SENIOR NOTES AND WARRANTS

     On February 13, 1997, GTL and Globalstar sold units consisting of $500 million aggregate principal amount of Globalstar's 11 3/8% Senior Notes due 2004 and warrants to purchase 2,064,500 shares of GTL common stock (as adjusted for two-for-one stock split, see Note 5) in a private offering. The notes are senior in right of payment to the redeemable preferred partnership interests, and may not be redeemed prior to February 2002 and are subject to a prepayment premium prior to 2004. Interest on the notes is payable semi-annually.

     The warrants are exercisable on or after February 19, 1998 at a price of $34.787 per share (as adjusted for two-for-one stock split, see Note 5) and expire on February 15, 2004. The warrants represent approximately 1.7% of Globalstar's total partnership interests on a fully diluted basis. Any proceeds from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests.

     On June 13, 1997, Globalstar sold $325 million principal amount of 11 1/4% Senior Notes due 2004 in a private offering. The notes are senior in right of payment to the redeemable preferred partnership interests, and may not be redeemed prior to June 2002 and are subject to a prepayment premium prior to 2004. Interest on the notes is payable semi-annually.

     The indentures for the $500 million and $325 million principal amount Senior Notes contain certain covenants that, among other things, limit the ability of Globalstar to incur additional debt, issue preferred stock, or pay dividends and certain distributions. In certain limited circumstances involving a change of control of Globalstar, as defined, each note is redeemable at the option of the holder for 101% of the principal amount plus accrued interest.

     Globalstar will use the net proceeds of approximately $786 million from the offerings for the construction and deployment of the Globalstar System.

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

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, cash and cash equivalents increased to $557.6 million from $21.2 million at December 31, 1996. The net increase is a result of the net proceeds of $773.9 million received from issuance of Globalstar's 11 1/4% and $11 3/8% Senior Notes, $12.2 million received from the sale of warrants to GTL and, $140.9 million received from the exercise of the Guarantee Warrants and GTL Rights by GTL, offset by expenditures for the Globalstar System Under Construction of $202.4 million, expenditures for the additional spare satellites of $46.4 million, net cash used in operating activities of $34.9 million, preferred distributions on the RPPIs of $10.1 million and net repayments of debt of $96.0 million.

     Accounts payable, payables to affiliates and accrued expenses and interest have increased by $44.2 million from $75.3 million at December 31, 1996 to $119.5 million at June 30, 1997, as a result of the timing of payments to Globalstar contractors and accrued interest on the senior notes.

     Through June 30, 1997, Globalstar incurred costs of approximately $1.3 billion for the design and construction of the space and ground segments. Costs incurred to date during fiscal year 1997 were approximately $315 million.

     Globalstar's budget for the design, construction and deployment of the Globalstar System, including working capital, cash interest on anticipated borrowings and operating expenses is approximately $2.5 billion. Globalstar has recently added enhanced capabilities and additional test requirements and has experienced cost growth in the development of the ground system, the final cost impact of which is under assessment. Globalstar, however, does not expect such cost growth to increase the funding requirements for the project by more than five percent.

     Globalstar has also agreed to purchase from SS/L eight additional spare satellites at a cost estimated at $175 million. Further, in order to accelerate the deployment of gateways around the world, Globalstar has agreed to finance approximately $80 million of the cost of up to 32 of the 35 gateways ordered by Globalstar service providers. Globalstar expects to recover its investment in this gateway financing program from the resale of the gateways to service providers.

     As of June 30, 1997, Globalstar had raised or received commitments for approximately $2.3 billion. Globalstar believes that its current capital, vendor financing commitments and the availability of the Globalstar Credit Agreement are sufficient to fund its requirements into the second quarter of 1998. Globalstar intends to raise the remaining funds required from a combination of sources including; debt issuance (which may include an equity component), financial support from the Globalstar partners, projected service provider payments, projected net service revenues from initial operations and anticipated payments from the sale of gateways and Globalstar subscriber terminals. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

RESULTS OF OPERATIONS

     Globalstar is a development stage partnership and has not commenced operations. For the period March 23, 1994 (commencement of operations) to June 30, 1997, Globalstar has recorded cumulative net losses applicable to ordinary partnership interests of $209.3 million. The net loss applicable to ordinary partnership interests for the six months ended June 30, 1997 increased to $42.9 million as compared to $35.0 million for the six months ended June 30, 1996. The net loss increased primarily as a result of a full quarter's distribution on the RPPIs during the first quarter of 1997, versus a distribution for a one month period during the first quarter of 1996, as the RPPIs were issued in March 1996, increased activity in the development of Globalstar user terminals, and increased in-house engineering and marketing efforts. The net loss applicable to ordinary partnership interests for the three months ended June 30, 1997 increased to $22.3 million from $19.7 million in the prior year primarily due to increased activity in the development of Globalstar user terminals and Globalstar's continuing in-house engineering and marketing efforts. Globalstar is expending significant funds for the design, construction, testing and deployment of the Globalstar System and expects such losses to continue until commencement of commercial operations.

     Globalstar has earned interest income of $27.3 million on cash balances and short term investments since commencement of operations. Interest income during the six months ended June 30, 1997 was $7.1 million as compared to $4.5 million for the six months ended June 30, 1996. Interest income during the three months ended June 30, 1997 was $4.8 million as compared to $3.1 million for the three months ended June 30, 1996. Interest income for the current period increased as a result of higher average cash balances outstanding during the first and second quarters of 1997.

     Operating Expenses. Development costs during the six months ended June 30, 1997 was $27.8 million as compared to $25.1 million for the six months ended June 30, 1996. Development costs during the three months ended June 30, 1997 was $16.6 million as compared to $13.8 million for the three months ended June 30, 1996. Development costs for the current period increased as a result of increased activity in the development of Globalstar user terminals.

     Marketing, general and administrative expenses were $11.6 million and $7.7 million for the six months ended June 30, 1997 and 1996, respectively. Marketing, general and administrative expenses were $5.2 million and $3.7 million for the three months ended June 30, 1997 and 1996, respectively. The increase in marketing, general and administrative expenses is primarily the result of an increase in the number of employees as Globalstar gears up for operations and increased advertising costs.

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

FINANCIAL ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), which is required to be adopted for fiscal periods ending after December 15, 1997. SFAS 128 establishes the accounting standards for computing and presenting earnings per share. The Company believes that the adoption of SFAS 128 will not have a material effect on the reported loss per share or loss per interest of GTL or Globalstar, respectively.

                          PART II -- OTHER INFORMATION

ITEM 2(c).  CHANGES IN SECURITIES

     On June 13, 1997, Globalstar, L.P. sold $325 million principal amount of
11 1/4% Senior Notes due 2004 in a Rule 144A private offering. The initial purchasers of the Notes were Bear, Stearns, & Co. Inc., Lehman Brothers Inc. and Donaldson, Lufkin & Jenrette Securities Corporation, and the price to investors was 95.384% of the principal amount of the Notes to yield 12 1/4% to maturity.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         The following exhibits are filed as part of this report:

        Exhibit 12 -- Statement Regarding Computation of Ratios
        Exhibit 27 -- Financial Data Schedule

     (b) Reports on Form 8-K

          DATE OF REPORT                                 DESCRIPTION
        ------------------      --------------------------------------------------------------
        April 8, 1997           Item 5 -- GTL declares two-for-one stock split.
        May 16, 1997            Item 5 -- Globalstar service providers place orders for 35 gateways.
        June 13, 1997           Item 5 -- Globalstar issues $325 million of 11 1/4% Senior
                                Notes in a private offering.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                           GLOBALSTAR TELECOMMUNICATIONS LIMITED
                                                  GLOBALSTAR, L.P.
                                           GLOBALSTAR CAPITAL CORPORATION

                                     -------------------------------------------
                                                     Registrants

                                                  Nicholas C. Moren

                                     -------------------------------------------
                                                      Treasurer
                                            (Principal Financial Officer)
                                                         and
                                           Registrants' Authorized Officer

Date: August 13, 1997