Form 10-Q
period 1997-09-30
GLOBALSTAR TELECOMMUNICATIONS LTD; GLOBALSTAR LP; GLOBALSTAR CAPITAL CORP
filed 1997-11-14
CIK 933401, 1037927, 1037991

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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

     As of October 31, 1997, there were 30,636,750 shares of Globalstar Telecommunications Limited common stock outstanding.

================================================================================

                         PART I. FINANCIAL INFORMATION

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                            CONDENSED BALANCE SHEETS
                       (In thousands, except share data)

                                                                                        DECEMBER 31,
                                                                                            1996
                                                                       SEPTEMBER 30,    ------------
                                                                           1997         (Note)
                                                                       -------------
                                                                        (Unaudited)
                                               ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests........................     $ 302,826        $302,037
  Ordinary partnership interests....................................       303,568         158,038
  Ordinary partnership warrants.....................................        12,210          22,601
                                                                          --------        --------
          Total assets..............................................     $ 618,604        $482,676
                                                                          ========        ========
                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Interest payable..................................................     $   1,679        $  1,679
Convertible preferred equivalent obligations ($310,000 principal
  amount)...........................................................       301,147         300,358
Commitments and contingencies (Note 5)
Shareholders' equity:
  Common stock, $1.00 par value, 200,000,000 and 60,000,000 shares authorized (30,635,752 and 10,000,000 issued and outstanding)
     at September 30, 1997 and December 31, 1996, respectively......        30,635          10,000
  Paid-in capital...................................................       318,626         175,750
  Warrants..........................................................        12,210          22,601
  Accumulated deficit...............................................       (45,693)        (27,712)
                                                                          --------        --------
     Total shareholders' equity.....................................       315,778         180,639
                                                                          --------        --------
          Total liabilities and shareholders' equity................     $ 618,604        $482,676
                                                                          ========        ========

---------------
Note: The December 31, 1996 balance sheet has been derived from audited financial statements at that date.

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                       CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                    -------------------     ---------------------
                                                     1997        1996         1997         1996
                                                    -------     -------     --------     --------
Equity in net loss applicable to ordinary
  partnership interests of Globalstar, L.P........  $ 7,278     $ 3,345     $ 17,981     $ 10,569
Dividend income on Globalstar, L.P. redeemable
  preferred partnership interests.................   (5,301)     (5,300)     (15,902)     (12,019)
Interest expense on convertible preferred
  equivalent obligations..........................    5,301       5,300       15,902       12,019
                                                    -------     -------     --------     --------
Net loss..........................................  $ 7,278     $ 3,345     $ 17,981     $ 10,569
                                                    =======     =======     ========     ========
Net loss per share................................  $  0.24     $  0.17     $   0.66     $   0.53
                                                    =======     =======     ========     ========
Weighted average shares used in computing net loss
  per share.......................................   30,633      20,000       27,041       20,000
                                                    =======     =======     ========     ========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                          NINE MONTHS ENDED
                                                               ----------------------------------------
                                                               SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                                               ------------------    ------------------
Cash flows from operating activities:
  Net loss..................................................       $  (17,981)           $  (10,569)
  Equity in net loss of Globalstar, L.P.....................           17,981                10,569
  Increase in redemption value of redeemable preferred
     partnership interests..................................             (789)                 (595)
  Dividends accrued on redeemable preferred partnership
     interests in excess of cash received...................               --                (1,676)
  Amortization of convertible preferred equivalent
     obligations issue costs................................              789                   595
  Change in operating liability:
     Interest payable.......................................               --                 1,676
                                                                    ---------             ---------
Net cash provided by (used in) operating activities.........               --                    --
                                                                    ---------             ---------
Investing activities:
  Purchase of warrants in Globalstar, L.P...................          (12,210)                   --
  Purchase of ordinary partnership interests in Globalstar,
     L.P....................................................         (140,910)                   --
  Purchase of redeemable preferred partnership interests in
     Globalstar, L.P........................................               --              (299,500)
                                                                    ---------             ---------
Net cash used in investing activities.......................         (153,120)             (299,500)
Financing activities:
  Proceeds from issuance of warrants in connection with sale
     of Globalstar, L.P.'s senior notes.....................           12,210                    --
  Proceeds from exercise of guarantee warrants..............          110,911                    --
  Proceeds from exercise of GTL rights......................           29,976                    --
  Proceeds from exercise of GTL stock options...............               23                    --
  Payment of debt offering costs............................               --               (10,500)
  Sale of convertible preferred equivalent obligations......               --               310,000
                                                                    ---------             ---------
Net cash provided by financing activities...................          153,120               299,500
                                                                    ---------             ---------
Net increase in cash and cash equivalents...................               --                    --
Cash and cash equivalents, beginning of period..............               --                    --
                                                                    ---------             ---------
Cash and cash equivalents, end of period....................       $       --            $       --
                                                                    =========             =========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited (the "Company" or "GTL") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

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

     At September 30, 1997, GTL held 29.3% of the ordinary partnership interests and 100% of the Redeemable Preferred Partnership Interests in Globalstar, see
Note 4. The Company accounts for its investment in Globalstar on an equity accounting basis, recognizing its allocated share of net loss in the period incurred. The Company's allocated share of Globalstar's net loss applicable to ordinary partnership interests from the period February 22, 1995 through September 30, 1997 was $45,693,000.

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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

5.  SENIOR NOTES AND WARRANTS

     On February 13, 1997, GTL and Globalstar sold units consisting of $500 million aggregate principal amount of Globalstar's 11 3/8% Senior Notes due 2004 and warrants to purchase 2,064,500 shares of GTL common stock (as adjusted for two-for-one stock split, see Note 3) in a private offering. The notes are senior in right of payment to the redeemable preferred partnership interests, and may not be redeemed prior to February 2002 and are subject to a prepayment premium prior to 2004. Interest is paid semi-annually.

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

     On June 13, 1997, Globalstar sold $325 million principal amount of 11 1/4% Senior Notes due 2004 in a private offering. The notes are senior in right of payment to the Redeemable Preferred Partnership Interests, and may not be redeemed prior to June 2002 and are subject to a prepayment premium prior to 2004. Interest is paid semi-annually.

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

6.  STOCK OPTION TRANSACTIONS

     The Company and Globalstar have agreed that upon the exercise of options under the GTL 1994 Stock Option Plan by optionees who are employees of Globalstar or any of its controlling entities, Globalstar will issue to the Company one Globalstar ordinary partnership interest for every two shares of common stock issued to the optionee (as adjusted for two-for-one stock split, see Note 3). During the third quarter, the Company issued 2,780 shares of common stock to optionees at a price of $8.3125 per share. The Company purchased 1,390 Globalstar ordinary partnership interests with the proceeds from the issuance of the common stock.

7.  SUBSEQUENT EVENTS

     On October 29, 1997, Globalstar sold $325 million principal amount of
10 3/4% Senior Notes due 2004 in a private offering. The notes are senior in right of payment to the redeemable preferred partnership interests and may not be redeemed prior to November 2002 and are subject to a prepayment premium prior to 2004. Interest is payable semi-annually.

     The indenture for the notes contains certain covenants that, among other things, limit the ability of Globalstar to incur additional debt, issue preferred stock, or pay dividends and certain distributions. In certain limited circumstances involving a change of control of Globalstar, as defined, each note is redeemable at the option of the holder at 101% of the principal amount plus accrued interest.

     Globalstar will use the net proceeds of approximately $320 million for the construction and deployment of the Globalstar System.

     On November 11, 1997, Globalstar announced that it has rescheduled the launch of its first four satellites to the first week of February 1998. The eight-week postponement was adopted to allow for further testing and rehearsals of the tracking, telemetry and control (TT&C) ground equipment that will monitor the launch and

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
deployment of the Globalstar satellites. The postponement was adopted in order to assure an adequate period of time to complete testing of Globalstar's TT&C function prior to the initial launch and was not related to any segment performance issue. All other elements of the project including system design, satellite and CDMA technology, gateway design and handset production remain on schedule and meet or exceed critical performance criteria.

     Globalstar now expects to begin commercial service no later than in the first quarter of 1999 following the launch of 44 satellites during 1998. The remaining 12 satellites will be launched in early 1999 as scheduled.

     The first four Globalstar satellites are at the Cape Canaveral launch site and four additional satellites for the second launch have successfully completed integration and testing. In addition, satellite and major subsystem assembly, integration and testing necessary for the first Zenit launch is underway.

     The first four Globalstar gateways are completed and ready to support the first launch. Progress on the construction of an additional 34 gateways continues as originally scheduled.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except partnership interest data)

                                                                       SEPTEMBER 30,    DECEMBER 31,
                                                                           1997             1996
                                                                       -------------    ------------
                                                                        (UNAUDITED)        (NOTE)

                                               ASSETS
Current assets:
  Cash and cash equivalents.........................................    $   350,059       $ 21,180
  Other current assets..............................................         25,972            606
                                                                         ----------       --------
          Total current assets......................................        376,031         21,786
Property and equipment, net.........................................          2,067          1,720
Globalstar System Under Construction:
  Space segment.....................................................      1,039,209        730,513
  Ground segment....................................................        305,377        160,520
                                                                         ----------       --------
                                                                          1,344,586        891,033
Additional satellite spares.........................................         80,011             --
Deferred FCC license costs..........................................         10,066          8,690
Deferred financing costs............................................         15,867         19,577
Other assets........................................................            806            107
                                                                         ----------       --------
          Total assets..............................................    $ 1,829,434       $942,913
                                                                         ==========       ========
                                 LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable..................................................    $     3,853       $  4,401
  Payable to affiliates.............................................        111,285         63,937
  Accrued expenses..................................................          4,208          6,929
  Accrued interest on senior notes..................................         17,773             --
                                                                         ----------       --------
          Total current liabilities.................................        137,119         75,267
Deferred revenues...................................................         23,652         23,652
Vendor financing liability..........................................        186,470        130,694
Borrowings under long-term revolving credit facility................             --         96,000
Deferred interest payable...........................................            411             77
Senior notes payable ($500,000 principal amount)....................        474,582             --
Senior notes payable ($325,000 principal amount)....................        302,814             --
Commitments and contingencies (Note 7)
Redeemable preferred partnership interests (4,769,230 outstanding
  $310,000 redemption value)........................................        302,826        302,037
Ordinary partners' capital:
  Ordinary partnership interests (52,317,876 and 47,000,000
     outstanding at September 30, 1997 and December 31, 1996,
     respectively)..................................................        389,350        292,585
  Warrants..........................................................         12,210         22,601
                                                                         ----------       --------
     Total ordinary partners' capital...............................        401,560        315,186
                                                                         ----------       --------
          Total liabilities and partners' capital...................    $ 1,829,434       $942,913
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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per interest data)
                                  (Unaudited)

                                                                                           CUMULATIVE
                                           THREE MONTHS ENDED    NINE MONTHS ENDED       MARCH 23, 1994
                                             SEPTEMBER 30,         SEPTEMBER 30,        (COMMENCEMENT OF
                                           ------------------    ------------------      OPERATIONS) TO
                                            1997       1996       1997       1996      SEPTEMBER 30, 1997
                                           -------    -------    -------    -------    ------------------
Operating expenses:
  Development costs.....................   $20,013    $ 7,257    $47,823    $32,397         $174,108
  Marketing, general and
     administrative.....................     6,237      4,687     17,790     12,400           60,783
                                           -------    -------    -------    -------         --------
          Total operating expenses......    26,250     11,944     65,613     44,797          234,891
Interest income.........................     6,690      1,522     13,799      6,050           33,950
                                           -------    -------    -------    -------         --------
Net loss................................    19,560     10,422     51,814     38,747          200,941
Preferred distribution and related
  increase in redeemable preferred
  partnership interests.................     5,300      5,300     15,901     12,019           33,224
                                           -------    -------    -------    -------         --------
Net loss applicable to ordinary
  partnership interests.................   $24,860    $15,722    $67,715    $50,766         $234,165
                                           =======    =======    =======    =======         ========
Net loss per ordinary partnership
  interest..............................   $  0.48    $  0.33    $  1.34    $  1.08
                                           =======    =======    =======    =======
Weighted average interests used in
  computing net loss per ordinary
  partnership interest..................    52,317     47,000     50,520     47,000
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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                                         CUMULATIVE
                                                                             NINE MONTHS ENDED         MARCH 23, 1994
                                                                               SEPTEMBER 30,          (COMMENCEMENT OF
                                                                           ----------------------      OPERATIONS) TO
                                                                             1997         1996       SEPTEMBER 30, 1997
                                                                           ---------    ---------    ------------------
Cash flows from operating activities:
  Net loss..............................................................   $ (51,814)   $ (38,747)      $   (200,941)
  Deferred revenues.....................................................          --        1,739             23,652
  Stock compensation transactions.......................................         969           --              1,286
  Depreciation and amortization.........................................       4,412        4,412             10,783
  Changes in operating assets and liabilities:
    Other current assets................................................     (25,366)        (140)           (25,972)
    Other assets........................................................        (699)          --               (806)
    Accounts payable....................................................      (1,708)       2,513              1,510
    Payable to affiliates...............................................       3,286       (9,972)             4,597
    Accrued expenses....................................................      (2,721)        (423)             4,208
                                                                           ---------    ---------        -----------
Net cash used in operating activities...................................     (73,641)     (40,618)          (181,683)
                                                                           ---------    ---------        -----------
Investing activities:
  Globalstar System under construction..................................    (450,097)    (354,900)        (1,341,130)
  Payable to affiliates for Globalstar System under construction........      44,062       33,065             97,888
  Capitalized interest payable..........................................      18,107           --             18,184
  Accounts payable......................................................       1,160         (521)             1,835
  Vendor financing liability............................................      55,776       68,317            186,470
                                                                           ---------    ---------        -----------
  Cash used for Globalstar System.......................................    (330,992)    (254,039)        (1,036,753)
  Additional satellite spares...........................................     (80,011)          --            (80,011)
  Purchases of property and equipment...................................      (1,049)        (665)            (3,991)
  Deferred FCC license costs............................................      (1,376)      (1,125)            (7,831)
  Purchases of investments..............................................          --           --           (126,923)
  Maturity of investments...............................................          --           --            126,923
                                                                           ---------    ---------        -----------
Net cash used in investing activities...................................    (413,428)    (255,829)        (1,128,586)
                                                                           ---------    ---------        -----------
Financing activities:
  Net proceeds from issuance of $500,000 11 3/8% Senior Notes...........     472,090           --            472,090
  Proceeds from warrants issued in connection with $500,000 11 3/8%
    Senior Notes........................................................      12,210           --             12,210
  Net proceeds from issuance of $325,000 11 1/4% Senior Notes...........     301,850           --            301,850
  Proceeds from exercise of warrants....................................     140,887           --            140,887
  Proceeds from sale of partnership interests associated with exercise
    of stock options....................................................          23           --                 23
  Deferred financing costs..............................................          --         (250)            (2,125)
  Proceeds of capital subscriptions receivable..........................          --           --            282,441
  Payment of accrued capital raising costs..............................          --           --             (2,400)
  Sale of partnership interests to GTL..................................          --           --            185,750
  Sale of redeemable preferred partnership interests to GTL.............          --      299,500            299,500
  Distributions on redeemable preferred partnership interests...........     (15,112)      (9,795)           (29,945)
  Prepaid interest on redeemable preferred partnership interests........          --           47                 47
  Borrowings under long-term revolving credit facility..................      65,000       10,000            171,000
  Repayment of borrowings under long-term revolving credit facility.....    (161,000)     (10,000)          (171,000)
                                                                           ---------    ---------        -----------
Net cash provided by financing activities...............................     815,948      289,502          1,660,328
                                                                           ---------    ---------        -----------
Net increase in cash and cash equivalents...............................     328,879       (6,945)           350,059
Cash and cash equivalents, beginning of period..........................      21,180       71,602                 --
                                                                           ---------    ---------        -----------
Cash and cash equivalents, end of period................................   $ 350,059    $  64,657       $    350,059
                                                                           =========    =========        ===========
Noncash transactions:
  Payable to affiliates.................................................                                $      9,308
                                                                                                         ===========
  Accrual of capital raising costs......................................                                $      2,400
                                                                                                         ===========
  Deferred FCC license costs............................................                                $      2,235
                                                                                                         ===========
  Warrants issued in exchange for debt guarantee........................                                $     22,601
                                                                                                         ===========
  Increase in redemption value of preferred partnership interests.......   $     789    $   2,271       $      3,326
                                                                           =========    =========        ===========
  Increase in carrying value of senior notes............................   $   3,456                    $      3,456
                                                                           =========                     ===========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Globalstar, L.P. ("Globalstar") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. Globalstar believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for Globalstar Telecommunications Limited ("GTL").

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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  GLOBALSTAR SYSTEM UNDER CONSTRUCTION

  Total System Cost

     On November 11, 1997, Globalstar announced that it has rescheduled the launch of its first four satellites to the first week of February 1998. The eight-week postponement was adopted to allow for further testing and rehearsals of the tracking, telemetry and control (TT&C) ground equipment that will monitor the launch and deployment of the Globalstar satellites. The postponement was adopted in order to assure an adequate period of time to complete testing of Globalstar's TT&C function prior to the initial launch and was not related to any segment performance issue. All other elements of the project including system design, satellite and CDMA technology, gateway design and handset production remain on schedule and meet or exceed critical performance criteria.

     Globalstar now expects to begin commercial service no later than in the first quarter of 1999 following the launch of 44 satellites during 1998. The remaining 12 satellites will be launched in early 1999 as scheduled.

     The first four Globalstar satellites are at the Cape Canaveral launch site and four additional satellites for the second launch have successfully completed integration and testing. In addition, satellite and major subsystem assembly, integration and testing necessary for the first Zenit launch is underway.

     The first four Globalstar gateways are completed and ready to support the first launch. Progress on the construction of an additional 34 gateways continues as originally scheduled.

     Globalstar's current budgeted expenditures for the design, construction and deployment of the Globalstar System, including working capital, cash interest on anticipated borrowings and operating expenses after giving effect to the rescheduled launch is approximately $2.7 billion. Most of the ground segment costs are incurred under a cost-plus contract with Qualcomm. As a result of added enhanced capabilities, additional test requirements and cost growth in the development of the ground system, ground segment costs have increased. As a result of cost containment and arrangements with Qualcomm for $100 million of contract payment deferrals, Globalstar expects the total ground segment expenditure to be $710 million, net of such deferrals, through the In-Service Date.

     In addition, Globalstar has agreed to purchase from SS/L eight additional spare satellites at a cost estimated at $175 million. Further, in order to accelerate the deployment of gateways around the world Globalstar has agreed to finance approximately $80 million of the cost of up to 32 of the 38 initial gateways ordered by Globalstar service providers. Globalstar expects to recover its investment in this gateway financing program from the resale of the gateways to service providers.

     Actual amounts may vary from these estimates and additional funds would be required in the event of unforeseen delays, cost overruns, launch failures or other technological risks or adverse regulatory developments, or to meet unanticipated expenses.

     As of October 31, 1997, Globalstar has raised or received financing commitments for approximately $2.6 billion.

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

7.  SENIOR NOTES AND WARRANTS

     On February 13, 1997, GTL and Globalstar sold units consisting of $500 million aggregate principal amount of Globalstar's 11 3/8% Senior Notes due 2004 and warrants to purchase 2,064,500 shares of GTL common stock (as adjusted for two-for-one stock split, see Note 5) in a private offering. The notes are senior in right of payment to the redeemable preferred partnership interests, and may not be redeemed prior to February 2002 and are subject to a prepayment premium prior to 2004. Interest is paid semi-annually.

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

     On June 13, 1997, Globalstar sold $325 million principal amount of 11 1/4% Senior Notes due 2004 in a private offering. The notes are senior in right of payment to the redeemable preferred partnership interests, and may not be redeemed prior to June 2002 and are subject to a prepayment premium prior to 2004. Interest is paid semi-annually.

     The indentures for the notes contain certain covenants that, among other things, limit the ability of Globalstar to incur additional debt, issue preferred stock, or pay dividends and certain distributions. In certain limited circumstances involving a change of control of Globalstar, as defined, each note is redeemable at the option of the holder for 101% of the principal amount plus accrued interest.

     Globalstar will use the net proceeds of approximately $786 million from the offerings for the construction and deployment of the Globalstar System.

8.  STOCK OPTION TRANSACTIONS

     The Company and Globalstar have agreed that upon the exercise of options under the GTL 1994 Stock Option Plan by optionees who are employees of Globalstar or any of its controlling entities, Globalstar will issue to the Company one Globalstar ordinary partnership interest for every two shares of common stock issued to the optionee (as adjusted for two-for-one stock split, see Note 5). During the third quarter, the Company issued 2,780 shares of common stock to optionees at a price of $8.3125 per share. The Company purchased 1,390 Globalstar ordinary partnership interests with the proceeds from the issuance of the common stock.

9.  SUBSEQUENT EVENTS

     On October 29, 1997, Globalstar sold $325 million principal amount of 10 3/4% Senior Notes due 2004 in a private offering. The notes are senior in right of payment to the redeemable preferred partnership interests and

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

may not be redeemed prior to November 2002 and are subject to a prepayment premium prior to 2004. Interest is payable semi-annually.

     The indenture for the notes contains certain covenants that, among other things, limit the ability of Globalstar to incur additional debt, issue preferred stock, or pay dividends and certain distributions. In certain limited circumstances involving a change of control of Globalstar, as defined, each note is redeemable at the option of the holder at 101% of the principal amount plus accrued interest.

     Globalstar will use the net proceeds of approximately $320 million for the construction and deployment of the Globalstar System.

                         GLOBALSTAR CAPITAL CORPORATION
                (A WHOLLY-OWNED SUBSIDIARY OF GLOBALSTAR, L.P.)

                                 BALANCE SHEETS

                                                                       MARCH 31,      DECEMBER 31,
                                                                         1997             1997
                                                                      -----------     ------------
                                                                      (Unaudited)
                                              ASSETS
Receivable from Parent..............................................    $ 1,000          $1,000
                                                                      =========       =========

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Commitments and Contingencies (Note 2)
Stockholder's equity
  Common stock, par value $.10; 1,000 shares authorized, 100 shares
     issued and outstanding.........................................    $    10          $   10
  Paid-in capital...................................................        990             990
                                                                      ---------       ------- --
                                                                        $ 1,000          $1,000
                                                                      =========       =========

                          See notes to Balance Sheets.

                         GLOBALSTAR CAPITAL CORPORATION
                (A WHOLLY-OWNED SUBSIDIARY OF GLOBALSTAR, L.P.)

                             NOTES TO BALANCE SHEET

1.  ORGANIZATION

     Globalstar Capital Corporation ("Globalstar Capital"), a wholly-owned subsidiary of Globalstar, L.P. ("Globalstar") was formed on July 24, 1995 for the primary purpose of serving as a co-issuer and co-obligor with respect to certain debt obligations of Globalstar.

2.  COMMITMENTS AND CONTINGENCIES

     Globalstar Capital is a co-obligor on the following Globalstar borrowings:

     11 3/8% $500 MILLION SENIOR NOTES DUE 2004

     On February 13, 1997, Globalstar sold $500 million aggregate principal amount of its 11 3/8% Senior Notes due 2004 in a private offering. The notes are senior in right of payment to Globalstar's Redeemable Preferred Partnership Interests, and may not be redeemed prior to February 2002 and are subject to a prepayment premium prior to 2004. Interest is paid semi-annually.

     11 1/4% $325 MILLION SENIOR NOTES DUE 2004

     On June 13, 1997, Globalstar sold $325 million principal amount of 11 1/4% Senior Notes due 2004 in a private offering. The notes are senior in right of payment to the redeemable preferred partnership interests, and may not be redeemed prior to June 2002 and are subject to a prepayment premium prior to 2004. Interest is paid semi-annually.

     The indentures for the 11 3/8% Senior Notes and the 11 1/4% Senior Notes contain certain covenants that, among other things, limit the ability of Globalstar to incur additional debt, issue preferred stock, or pay dividends and certain distributions. In certain limited circumstances involving a change of control of Globalstar, as defined, each note is redeemable at the option of the holder for 101% of the principal amount plus accrued interest.

     Globalstar Capital is a guarantor of a $250 million credit agreement between Globalstar and a group of banks. At June 30, 1997, there were no borrowings outstanding under this agreement. At December 31, 1996 approximately $96 million was outstanding under this agreement.

3.  SUBSEQUENT EVENT

     On October 29, 1997, Globalstar Capital and Globalstar co-issued $325 million principal amount of 10 3/4% Senior Notes due 2004 under terms generally consistent with the 11 3/8% Senior Notes and 11 1/4% Senior Notes.

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

     Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, are forward-looking statements that involve risks and uncertainties, many of which may be beyond Globalstar's control. These may include, but are not limited to, problems relating to technical development of the system, testing, regulatory compliance, manufacturing and assembly, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. The actual results that Globalstar achieves may differ materially from any forward-looking statements due to such risks and uncertainties. See the section of GTL's annual report on Form 10-K for the fiscal year ended December 31, 1996 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors That May Affect Future Results" and the section of Globalstar's prospectus dated July 16, 1997, entitled "Risk Factors."

     On November 11, 1997, Globalstar announced that it has rescheduled the launch of its first four satellites to the first week of February 1998. The eight-week postponement was adopted to allow for further testing and rehearsals of the tracking, telemetry and control (TT&C) ground equipment that will monitor the launch and deployment of the Globalstar satellites. The postponement was adopted to assure an adequate period of time to complete testing of Globalstar's TT&C function prior to the initial launch and was not related to any segment performance issue. All other elements of the project including system design, satellite and CDMA technology, gateway design and handset production remain on schedule and meet or exceed critical performance criteria.

     Globalstar now expects to begin commercial service no later than in the first quarter of 1999 following the launch of 44 satellites during 1998. The remaining 12 satellites will be launched in early 1999 as scheduled.

     The first four Globalstar satellites are at the Cape Canaveral launch site and four additional satellites for the second launch have successfully completed integration and testing. In addition, satellite and major subsystem assembly, integration and testing necessary for the first Zenit launch is underway.

     The first four Globalstar gateways are completed and ready to support the first launch. Progress on the construction of an additional 34 gateways continues as originally scheduled.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, cash and cash equivalents increased to $350.1 million from $21.2 million at December 31, 1996. The net increase is a result of the net proceeds of $773.9 million received from issuance of Globalstar's
11 1/4% and 11 3/8% Senior Notes, $12.2 million received from the sale of warrants to GTL and, $140.9 million received from the exercise of the Guarantee Warrants and GTL Rights by GTL, offset by expenditures for the Globalstar System Under Construction of $331.0 million, expenditures for the additional spare satellites of $80.0 million, net cash used in operating activities of $73.6 million, preferred distributions on the Redeemable Preferred Partnership Interests of $15.1 million and net repayments of debt of $96.0 million.

     Accounts payable, payables to affiliates and accrued expenses and interest have increased by $61.8 million from $75.3 million at December 31, 1996 to $137.1 million at September 30, 1997, as a result of the timing of payments to Globalstar contractors and accrued interest on the senior notes.

     Through September 30, 1997, Globalstar incurred costs of approximately $1.5 billion for the design and construction of the space and ground segments. Costs incurred to date during fiscal year 1997 were approximately $504 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

     Globalstar's current budgeted expenditures for the design, construction and deployment of the Globalstar System, including working capital, cash interest on anticipated borrowings and operating expenses, after giving effect to the rescheduled launch is approximately $2.7 billion. Most of the ground segment costs are incurred under a cost-plus contract with Qualcomm. As a result of added enhanced capabilities, additional test requirements and cost growth in the development of the ground system, ground segment costs have increased. As a result of cost containment and arrangements with Qualcomm for $100 million of contract payment deferrals, Globalstar expects the total ground segment expenditure to be $710 million, net of such deferrals, through the In-Service Date.

     Globalstar has also agreed to purchase from SS/L eight additional spare satellites at a cost estimated at $175 million. Further, in order to accelerate the deployment of gateways around the world, Globalstar has agreed to finance approximately $80 million of the cost of up to 32 of the 38 initial gateways ordered by Globalstar service providers. Globalstar expects to recover its investment in this gateway financing program from the resale of the gateways to service providers.

     As of October 31, 1997, Globalstar had raised or received commitments for approximately $2.6 billion.

RESULTS OF OPERATIONS

     Globalstar is a development stage partnership and has not commenced commercial operations. For the period March 23, 1994 (commencement of operations) to September 30, 1997, Globalstar has recorded cumulative net losses applicable to ordinary partnership interests of $234.2 million. The net loss applicable to ordinary partnership interests for the nine months ended September 30, 1997 increased to $67.7 million as compared to $50.8 million for the nine months ended September 30, 1996. The net loss increased primarily as a result of increased activity in the development of Globalstar user terminals, increased in-house engineering and marketing efforts and a full nine months distribution on the RPPI's in 1997, versus a distribution for seven months in 1996, as the RPPI's were issued in March 1996, offset by increased interest income. The net loss applicable to ordinary partnership interests for the three months ended September 30, 1997 increased to $24.9 million from $15.7 million in the prior year primarily due to increased activity in the development of Globalstar user terminals and Globalstar's continuing in-house engineering and marketing efforts. Globalstar is expending significant funds for the design, construction, testing and deployment of the Globalstar System and expects such losses to continue until commencement of commercial operations.

     Globalstar has earned interest income of $34.0 million on cash balances and short term investments since commencement of operations. Interest income during the nine months ended September 30, 1997 was $13.8 million as compared to $6.1 million for the nine months ended September 30, 1996. Interest income during the three months ended September 30, 1997 was $6.7 million as compared to $1.5 million for the three months ended September 30, 1996. Interest income for the current period increased as a result of higher average cash balances outstanding during 1997.

     Operating Expenses. Globalstar's development costs since commencement of operations were $174.1 million. Development costs during the nine months ended September 30, 1997 were $47.8 million as compared to $32.4 million for the nine months ended September 30, 1996. Development costs during the three months ended September 30, 1997 were $20.0 million as compared to $7.3 million for the three months ended September 30, 1996. Development costs for the current period increased as a result of increased activity in the development of Globalstar user terminals.

     Marketing, general and administrative expenses since commencement of operations were 460.8 million and were $17.8 million and $12.4 million for the nine months ended September 30, 1997 and 1996, respectively. Marketing, general and administrative expenses were $6.2 million and $4.7 million for the three months ended September 30, 1997 and 1996, respectively. The increase in marketing, general and administrative expenses is primarily the result of an increase in the number of employees as Globalstar gears up for operations and increased advertising costs.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

     Depreciation. Globalstar intends to capitalize all costs, including interest as applicable, associated with the design, construction and deployment of the Globalstar System, except costs associated with the development of the Globalstar user terminals and certain technologies under a cost sharing arrangement with Qualcomm. Globalstar will not record depreciation expense on the Globalstar System Under Construction until the commencement of commercial operations, as assets are placed into service.

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

                                           GLOBALSTAR TELECOMMUNICATIONS LIMITED
                                                   GLOBALSTAR, L.P.
                                            GLOBALSTAR CAPITAL CORPORATION

                                      ------------------------------------------
                                                     Registrants

                                                  Nicholas C. Moren

                                      ------------------------------------------
                                                      Treasurer
                                            (Principal Financial Officer)
                                                         and
                                           Registrants' Authorized Officer

Date: November 14, 1997

                                EXHIBIT INDEX


        Exhibit 12 -- Statement Regarding Computation of Ratios
        Exhibit 27.1 -- Financial Data Schedule
        Exhibit 27.2 -- Financial Data Schedule
        Exhibit 27.3 -- Financial Data Schedule