Form 10-Q/A
period 1997-09-30
GLOBALSTAR TELECOMMUNICATIONS LTD; GLOBALSTAR LP; GLOBALSTAR CAPITAL CORP
filed 1997-11-26
CIK 933401, 1037927, 1037991

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                               -----------------

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

                               -----------------

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

==============================================================================

This Amendment #1 to Form 10-Q filed on November 14, 1997 is being filed to correct typographical errors in the Globalstar Telecommunications Limited, Globalstar, L.P. and Globalstar Capital Corporation financial statements and footnotes and to correct error in Exhibit 12.

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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                          NINE MONTHS ENDED
                                                               ----------------------------------------
                                                               SEPTEMBER 30, 1997    SEPTEMBER 30, 1996
                                                               ------------------    ------------------
Cash flows from operating activities:
  Net loss..................................................       $  (17,981)           $  (10,569)
  Equity in net loss of Globalstar, L.P.....................           17,981                10,569
  Increase in redemption value of redeemable preferred
     partnership interests..................................             (789)                 (595)
  Dividends accrued on redeemable preferred partnership
     interests in excess of cash received...................               --                (1,676)
  Amortization of convertible preferred equivalent
     obligations issue costs................................              789                   595
  Change in operating liability:
     Interest payable.......................................               --                 1,676
                                                                    ---------             ---------
Net cash provided by (used in) operating activities.........               --                    --
                                                                    ---------             ---------
Investing activities:
  Purchase of warrants in Globalstar, L.P...................          (12,210)                   --
  Purchase of ordinary partnership interests in Globalstar,
     L.P....................................................         (140,910)                   --
  Purchase of redeemable preferred partnership interests in
     Globalstar, L.P........................................               --              (299,500)
                                                                    ---------             ---------
Net cash used in investing activities.......................         (153,120)             (299,500)
                                                                    ---------             ---------
Financing activities:
  Proceeds from issuance of warrants in connection with sale
     of Globalstar, L.P.'s senior notes.....................           12,210                    --
  Proceeds from exercise of guarantee warrants..............          110,911                    --
  Proceeds from exercise of GTL rights......................           29,976                    --
  Proceeds from exercise of GTL stock options...............               23                    --
  Payment of debt offering costs............................               --               (10,500)
  Sale of convertible preferred equivalent obligations......               --               310,000
                                                                    ---------             ---------
Net cash provided by financing activities...................          153,120               299,500
                                                                    ---------             ---------
Net increase in cash and cash equivalents...................               --                    --
Cash and cash equivalents, beginning of period..............               --                    --
                                                                    ---------             ---------
Cash and cash equivalents, end of period....................       $       --            $       --
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

     The warrants are exercisable on or after February 19, 1998 at a price of $34.7875 per share (as adjusted for two-for-one stock split, see Note 3) and expire on February 15, 2004. The warrants represent approximately 1.7% of Globalstar's total partnership interests on a fully diluted basis. Any proceeds from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests.

     On June 13, 1997, Globalstar sold $325 million principal amount of 11 1/4% Senior Notes due 2004 in a private offering. The notes are senior in right of payment to Globalstar's Redeemable Preferred Partnership Interests, may not be redeemed prior to June 2002 and are subject to a prepayment premium prior to 2004. Interest is paid semi-annually.

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

7.  SUBSEQUENT EVENTS

     On October 29, 1997, Globalstar sold $325 million principal amount of
10 3/4% Senior Notes due 2004 in a private offering. The notes are senior in right of payment to Globalstar's Redeemable Preferred Partnership Interests, may not be redeemed prior to November 2002 and are subject to a prepayment premium prior to 2004. Interest is payable semi-annually.

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

     The warrants are exercisable on or after February 19, 1998 at a price of $34.7875 per share (as adjusted for two-for-one stock split, see Note 5) and expire on February 15, 2004. The warrants represent approximately 1.7% of Globalstar's total partnership interests on a fully diluted basis. Any proceeds from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests.

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

                         GLOBALSTAR CAPITAL CORPORATION
                (A WHOLLY-OWNED SUBSIDIARY OF GLOBALSTAR, L.P.)

                                 BALANCE SHEETS

                                                                     SEPTEMBER 30,     DECEMBER 31,
                                                                         1997              1996
                                                                     -------------     ------------
                                                                      (Unaudited)
                                              ASSETS
Receivable from Parent.............................................     $ 1,000           $1,000
                                                                      =========        =========

                               LIABILITIES AND STOCKHOLDER'S EQUITY
Commitments and Contingencies (Note 2)
Stockholder's equity
  Common stock, par value $.10; 1,000 shares authorized, 100 shares
     issued and outstanding........................................     $    10           $   10
  Paid-in capital..................................................         990              990
                                                                      ---------        ------- --
                                                                        $ 1,000           $1,000
                                                                      =========        =========

                          See notes to balance sheets.

                         GLOBALSTAR CAPITAL CORPORATION
                (A WHOLLY-OWNED SUBSIDIARY OF GLOBALSTAR, L.P.)

                            NOTES TO BALANCE SHEETS

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

2.  COMMITMENTS AND CONTINGENCIES

     Globalstar Capital is a co-obligor on the following Globalstar borrowings:

     11 3/8% $500 MILLION SENIOR NOTES DUE 2004

     On February 13, 1997, Globalstar sold $500 million principal amount of its 11 3/8% Senior Notes due 2004 in a private offering. The notes are senior in right of payment to Globalstar's Redeemable Preferred Partnership Interests, may not be redeemed prior to February 2002 and are subject to a prepayment premium prior to 2004. Interest is paid semi-annually.

     11 1/4% $325 MILLION SENIOR NOTES DUE 2004

     On June 13, 1997, Globalstar sold $325 million principal amount of its 11 1/4% Senior Notes due 2004 in a private offering. The notes are senior in right of payment to Globalstar's Redeemable Preferred Partnership Interests, may not be redeemed prior to June 2002 and are subject to a prepayment premium prior to 2004. Interest is paid semi-annually.

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

     Globalstar Capital is a guarantor of a $250 million credit agreement between Globalstar and a group of banks. At September 30, 1997, there were no borrowings outstanding under this agreement. At December 31, 1996 approximately $96 million was outstanding under this agreement.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

     Globalstar's current budgeted expenditures for the design, construction and deployment of the Globalstar System, including working capital, cash interest on anticipated borrowings and operating expenses, after giving effect to the rescheduled launch, are approximately $2.7 billion. Most of the ground segment costs are incurred under a cost-plus contract with Qualcomm. As a result of added enhanced capabilities, additional test requirements and cost growth in the development of the ground system, ground segment costs have increased. As a result of cost containment and arrangements with Qualcomm for $100 million of contract payment deferrals, Globalstar expects the total ground segment expenditure to be $710 million, net of such deferrals, through the In-Service Date.

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

     As of October 31, 1997, Globalstar had raised or received financing commitments for approximately $2.6 billion.

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

     Marketing, general and administrative expenses since commencement of operations were $460.8 million and were $17.8 million and $12.4 million for the nine months ended September 30, 1997 and 1996, respectively. Marketing, general and administrative expenses were $6.2 million and $4.7 million for the three months ended September 30, 1997 and 1996, respectively. The increase in marketing, general and administra-

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- CONTINUED

tive expenses is primarily the result of an increase in the number of employees as Globalstar gears up for operations and increased advertising costs.

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

FINANCIAL ACCOUNTING PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128"), which is required to be adopted for fiscal periods ending after December 15, 1997. SFAS 128 establishes the accounting standards for computing and presenting earnings per share. GTL and Globalstar believe that the adoption of SFAS 128 will not have a material effect on the reported loss per share or loss per interest of GTL or Globalstar, respectively.

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