Form 10-K
period 1997-12-31
GLOBALSTAR TELECOMMUNICATIONS LTD; GLOBALSTAR LP
filed 1998-03-31
CIK 933401, 1037927

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                            ------------------------

                                GLOBALSTAR, L.P.
                                3200 Zanker Road
                           San Jose, California 95134
                           Telephone: (408) 933-4000
                       Commission File Number: 333-25461
                    Jurisdiction of Incorporation: Delaware
                     IRS identification number: 13-3759824

                            ------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                                              NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                        ON WHICH REGISTERED
                    -------------------                       ----------------------
Globalstar Telecommunications Limited
  common stock, $1.00 par value                               Nasdaq National Market

     The registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and have been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in Globalstar Telecommunications Limited's 1998 definitive proxy statement.

     As of February 27, 1998, there were 30,640,702 shares of Globalstar Telecommunications Limited Common Stock outstanding, and the aggregate market value of such shares (based on the closing price on the Nasdaq National Market) held by non-affiliates of Globalstar Telecommunications Limited was approximately $1.7 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Globalstar Telecommunications Limited's 1998 definitive proxy statement are incorporated by reference into Part III.
================================================================================

                                     PART I

ITEM 1. BUSINESS

                        GENERAL DESCRIPTION OF BUSINESS

     On November 23, 1994, Globalstar Telecommunications Limited ("GTL") was incorporated as an exempted company under the Companies Act 1981 of Bermuda. On February 14, 1995, GTL completed an initial public offering of 20,000,000 shares of common stock (as adjusted for two-for-one stock split -- see Recent Developments). Effective February 22, 1995, GTL purchased 10,000,000 ordinary partnership interests from Globalstar, L.P. ("Globalstar"), a development stage limited partnership. At December 31, 1997, GTL had a 29.3% ownership interest in the ordinary partnership interests of Globalstar, and its sole business is acting as a general partner in Globalstar.

     Globalstar was founded by Loral Corporation ("Old Loral") and QUALCOMM Incorporated ("Qualcomm"). Effective April 23, 1996, a merger between Old Loral and Lockheed Martin Corporation ("Lockheed Martin") was completed. In conjunction with the merger, Old Loral's space and communications businesses, including its direct and indirect interests in Globalstar, GTL, Space Systems/Loral, Inc. ("SS/L") and other affiliated businesses, as well as certain other assets and liabilities, were transferred to Loral Space & Communications Ltd. ("Loral"), a Bermuda company. Globalstar is a Delaware limited partnership whose managing general partner is Loral/QUALCOMM Satellite Services, L.P. ("LQSS"); the general partner of LQSS is Loral/QUALCOMM Partnership, L.P. ("LQP"), a Delaware limited partnership which includes subsidiaries of Loral and Qualcomm. The managing general partner of LQP is Loral General Partner, Inc., a subsidiary of Loral.

  Recent Developments

     On May 28, 1997, GTL issued a two-for-one stock split. Prior to the two-for-one split, GTL's equity securities and convertible securities were represented by equivalent Globalstar partnership interests on an approximate one-for-one basis. Globalstar's partnership interests were not affected by the GTL stock split and, accordingly, GTL's equity securities and convertible securities are now represented by equivalent Globalstar partnership interests on an approximate two-for-one basis.

     On February 14, 1998, the first four Globalstar satellites were launched aboard a Boeing Delta II rocket and were successfully deployed in orbit.

                                BUSINESS SEGMENT

     Globalstar will operate in one industry segment, telecommunications.

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

     The Globalstar System's worldwide coverage is designed to enable its service providers to extend modern telecommunications services to millions of people who currently lack basic telephone service and to enhance wireless telecommunications in areas underserved or not served by existing or future cellular systems, providing a telecommunications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified. The Globalstar System has been designed to provide services at prices comparable to today's cellular service and substantially lower than the prices announced by Globalstar's principal competitors. Globalstar service providers will set their own retail pricing in their assigned service territories and will pay Globalstar approximately $0.35 to $0.55 per minute on a wholesale basis.

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

     As of February 27, 1998, each of the elements of the Globalstar
System -- space and ground segments, digital communications technology, user terminal supply, service provider arrangements and licensing -- is on schedule to commence commercial operations in early 1999 following the launch of 44 satellites in 1998. The remaining 12 satellites, including eight in-orbit spares, will be launched in early 1999.

          Space Segment. On February 14, 1998, Globalstar launched its first four satellites. The next four Globalstar satellites, which will be launched on a Boeing Delta II launch vehicle, are at the Cape Canaveral launch site and are expected to be launched in late April 1998. In addition, satellite and major subsystem assembly, integration and testing necessary for the first launch on an Ukranian Zenit launch vehicle are underway. Production is proceeding for the remaining satellites to meet scheduled launch dates. Globalstar's launch providers have signed definitive agreements for the launch of the Globalstar satellite constellation, providing a variety of launch options and considerable launch flexibility. Mission operations preparations and launch vehicle production and dispenser development are on schedule.

          Ground Segment. Globalstar purchased 38 gateways under contracts totaling approximately $340 million. Globalstar has entered into contracts and discussions to resell such gateways to its partners and service providers. The first four Globalstar gateways, which are located in Australia, France, South Korea and the United States, are completed. These gateways will support Globalstar's data network, monitor the initial launch and orbital placement of Globalstar's first satellites, and serve as prototypes for production gateways that will support Globalstar service. Construction of the remaining 34 gateways is proceeding on schedule for the initiation of commercial service in 1999. In addition, Globalstar's satellite operations control center ("SOCC") facility has been completed.

          Digital Communications Technology. Qualcomm's CDMA technology has now been successfully deployed in South Korea, Hong Kong and cities in the United States supporting terrestrial personal communications services and digital cellular service, and its CDMA implementation for Globalstar has been successfully demonstrated in a simulated satellite environment. This demonstration validated Globalstar's encoding, modulation, control software, time and frequency distribution and up/down links between satellites, gateways and handsets.

          User Terminal Supply. Qualcomm/Sony and two other manufacturers, Ericsson and TELITAL, are developing Globalstar's user terminals and production orders were issued in the fourth quarter of 1997. In December 1997, an order for 40,000 fixed access terminals totalling $84 million was placed with Ericsson. Globalstar expects to recover this cost through the resale of these terminals to vendors.

          Service Providers. Globalstar and its partners have been seeking alliances with service providers throughout the world and have entered into a number of agreements in specific territories. Globalstar believes that these relationships with in-country service providers will facilitate the granting of local regulatory approvals -- particularly where the service provider and the licensing authority are one and the same -- as well as provide local marketing and technical expertise.

          Licensing. In January 1995, the FCC granted authority for the construction, launch and operation of the Globalstar System and assigned spectrum for its user links. Later that year, the 1995 World Radiocommunications Conference ("WRC95") allocated feeder link spectrum on an international basis for mobile satellite services ("MSS") systems such as Globalstar, and in November 1996 the FCC authorized Globalstar's feeder links.

     Globalstar's current budgeted expenditures for the cost of the design, construction and deployment of the Globalstar System, including working capital, cash interest on borrowings and operating expenses, are approximately $2.7 billion. Globalstar has raised or received commitments for approximately $2.6 billion in equity, debt and vendor financing.

     In addition, Globalstar has agreed to purchase from SS/L its satellite contractor eight additional spare satellites at a cost of approximately $175 million. Further, in order to accelerate the deployment of gateways around the world, Globalstar has agreed to finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. Globalstar expects to recover this financing upon resale of such gateways to its partners and service providers.

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

     The Globalstar System has been designed with attributes which Globalstar believes compare favorably to other proposed global MSS systems including:
Globalstar's unique combination of CDMA technology and path diversity through multiple satellite coverage, which will reduce call interruptions and signal blockage from obstructions and will use satellite power more efficiently; a proven space segment design without complex intersatellite links or on-board call processing and a ground segment with flexible, low-cost gateways and competitively priced Globalstar phones; lower average wholesale prices than other proposed MSS systems; and gateways installed in most major countries, minimizing tail charges (i.e. amounts charged by carriers other than the Globalstar service provider for connecting a Globalstar call through its network), resulting in low costs for domestic and regional calls, which will account for the vast majority of Globalstar's anticipated usage.

     Loral is a principal founder of Globalstar and, through a subsidiary, is its managing general partner. Loral owns, directly or indirectly, approximately 40% (38% on a fully diluted basis) of Globalstar.

     Other Globalstar strategic partners include leading domestic and international telecommunications service providers and space and telecommunications equipment manufacturers.

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

TELECOMMUNICATIONS      TELECOMMUNICATIONS EQUIPMENT
 SERVICE PROVIDERS   AND AEROSPACE SYSTEMS MANUFACTURERS
-------------------  -----------------------------------
  - AirTouch         - Alcatel
  - Dacom            - Alenia
  - France Telecom   - DASA
  - Vodafone         - Finmeccanica
                     - Hyundai
                     - SS/L

     SS/L is providing the system's satellites under a fixed-price contract that also requires SS/L to obtain launch services and launch insurance. Qualcomm is designing and will manufacture Globalstar phones and gateways and certain ground support equipment. In addition to their initial investments, these strategic partners, together with SS/L, committed or obtained $453 million in vendor financing for Globalstar. Loral, Lockheed Martin and certain strategic partners have also guaranteed Globalstar's obligations under the Globalstar credit agreement.

BUSINESS STRATEGY

     Globalstar's strategy for successful operation is based upon: providing potential users worldwide with high quality telecommunications services, employing a system architecture designed to minimize cost and technological risks and leveraging the marketing, operating and technical capabilities of its strategic partners.

     WORLDWIDE HIGH QUALITY SERVICE

     To achieve rapid and sustained customer acceptance of the system, the Globalstar System has been designed to provide a high quality, worldwide service that combines the best of existing cellular service with the technological advantages of the Globalstar System as described herein to meet the needs of individual end users.

     Worldwide Coverage and Access. The Globalstar System's worldwide coverage has been designed to enable its service providers to extend modern telecommunications services rapidly and economically to significant numbers of people who currently lack basic telephone services and to enhance wireless telecommunications in areas underserved or not served by existing or contemplated cellular systems. Globalstar expects to provide a communications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified. The Globalstar System has also been designed to enable international travelers to make and receive calls through a unique access number with their mobile Globalstar phone anywhere in the world where Globalstar service is authorized by local regulatory authorities.

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

     Superior Call Quality; Increased Privacy. Based on terrestrial simulations of the Globalstar System, Globalstar expects that Qualcomm's CDMA digital technology will enable Globalstar to provide digital voice services which will have clarity, quality and privacy similar to those of existing digital land-based cellular systems. Qualcomm's CDMA technology has also been selected for digital cellular service by 12 of the 15 largest U.S. cellular service providers and the two largest holders of PCS services in the U.S. (by population served).

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

     No Voice Delay. Globalstar satellites' low-earth orbit ("LEO") of 750 nautical miles is expected to result in no perceptible voice delay, as compared with the noticeable time delay of calls utilizing geosynchro-nous satellites, which orbit at an altitude of 22,500 nautical miles. Globalstar believes that its system will also entail noticeably less voice delay than medium orbit MSS systems and, in many cases, than LEO systems requiring on-board satellite call processing to support satellite-to-satellite switching systems.

EMPLOYING A SYSTEM ARCHITECTURE DESIGNED TO MINIMIZE COST AND RISK

     Simple, Cost-Effective System Architecture. To achieve low cost, reduce technological risk and accelerate its deployment, Globalstar has devised a system architecture using small satellites incorporating well-established design features, and located the system's call processing and switching operations on the ground, where they are accessible for maintenance and can benefit from continuing technological advances. Hand-held and vehicle-mounted Globalstar phones are anticipated to be priced competitively and will be similar in function to current digital cellular telephones. Dual-mode and tri-mode Globalstar phones will be able to access both Globalstar and a variety of local land-based analog and digital cellular services, where available. Multiple manufacturers have been licensed to manufacture Globalstar phones in order to promote competition and reduce prices.

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

     Simple Space Segment of Proven Design. Globalstar believes its system will cost less to design and construct and will be the first or second of the proposed worldwide systems to provide commercial service. To achieve low cost, reduce technological risk and accelerate deployment of the Globalstar System, Globalstar's system architecture uses small satellites incorporating a well-established repeater design that acts essentially as a simple "bent pipe," relaying signals received directly to the ground. The Globalstar space segment is being manufactured under a fixed-price contract with SS/L. The contract provides for the construction of 56 satellites, including eight in-orbit spares, meeting designated performance specifications and for SS/L to obtain launch services and launch insurance. In addition, Globalstar has agreed to purchase from SS/L eight additional spare satellites that will increase Globalstar's ability to have at least 40 satellites in service during 1999, even in the event of launch failures.

     Flexible, Low-Cost Ground Segment. Globalstar has been designed to offer local governments and service providers affordable telephone infrastructure where the cost of build-out of land-based wireline or wireless telephone systems is either too great or not economically justifiable. By purchasing a single gateway for approximately $5 million to $10 million (depending on the capacity desired), a service provider can extend basic telephone service to fixed terminals on a national basis in countries as large as Saudi Arabia and mobile service to cover an area almost as large as Western Europe. Each country with a Globalstar gateway will have access to domestic service without the imposition of international tail charges on in-country calls, thereby offering subscribers the lowest possible cost for domestic calls, which account for the vast majority of all cellular calls today.

     Competitively Priced Globalstar Phones. Hand-held and vehicle-mounted Globalstar phones are anticipated to be priced competitively and will be similar in function to current digital cellular telephones. Moreover, mobile Globalstar phones will use less power on average than conventional analog cellular telephones and are therefore expected to enjoy longer battery life. Dual-mode and tri-mode Globalstar phones will be able to access both Globalstar and a variety of local land-based analog and digital cellular services, where available. After initial production runs, mobile and fixed Globalstar phones are expected to cost less than $750 each, and Globalstar public telephone booths are expected to cost between $4,000 and $6,000, depending upon desired capacity and the number of units sharing a fixed antenna. Qualcomm is required to license three additional manufacturers of Globalstar phones and has recently granted a license to each of

Ericsson and TELITAL for such purpose; Globalstar believes that licensing multiple manufacturers will spur competition, which will reduce prices. As is the case with many cellular systems today, service providers may subsidize the cost of Globalstar phones to generate additional usage revenue. In addition, national and local governments may subsidize some or all elements of system cost, particularly in rural areas, thereby reducing the cost of access to subscribers.

LEVERAGING THE CAPABILITIES OF GLOBALSTAR'S STRATEGIC PARTNERS

     Loral has overall management responsibility for the design, construction, deployment and operation of the Globalstar System. Globalstar's strategic partners will play key roles in the design, construction, operation and marketing of the Globalstar System.

     Telecommunications service providers AirTouch, Dacom, France Telecom and Vodafone are providing in-country marketing and telephony expertise to Globalstar. Globalstar's strategic partner service providers have been granted exclusive rights to provide Globalstar service in 71 countries around the world in which they have particular marketing strength and experience and access to an established customer base of 60 million subscribers. Eight additional service providers have agreed to offer Globalstar service in 35 additional countries. To maintain their service provider rights on an exclusive basis, these service providers and additional service providers are required to make minimum payments to Globalstar quarterly or annually, depending upon the pricing option selected, equal to 50% of target revenues. Based upon current targets (which are subject to adjustment in 1998 based upon an updated market analysis), such minimum payments total approximately $5 billion through 2005. In order to accelerate the deployment of gateways around the world, Globalstar has agreed to finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. Globalstar expects to recover this financing upon resale of such gateways to its partners and service providers. There can be no assurance that the service providers will elect to retain their exclusivity and make such payments or place such orders for Globalstar phones and gateways.

     Globalstar expects to add additional service providers in order to provide coverage throughout the world. Each service provider will, subject to obtaining required local regulatory approvals, market and distribute Globalstar service in its designated territories and own and operate the gateways necessary to serve its markets.

     Telecommunications equipment and aerospace systems manufacturers SS/L, Alcatel, Alenia, DASA, Finmeccanica and Hyundai have contracted to design, build and deploy the Globalstar System. Qualcomm, using its CDMA technology, is designing and will manufacture Globalstar phones and gateways. SS/L is performing under a fixed-price contract for the construction of Globalstar's satellites in conjunction with Aerospatiale, Alcatel, DASA, Finmeccanica, and Hyundai.

THE GLOBALSTAR SYSTEM

     Globalstar intends to offer low-cost, high quality telecommunications services throughout the world. The Globalstar System will be comprised of a 56-satellite LEO constellation, including eight in-orbit spares, and a Ground Segment consisting of two SOCCs and two ground operations control centers ("GOCCs"), Globalstar gateways in each region served, and mobile and fixed Globalstar phones. Globalstar will own and operate the satellite constellation, the SOCCs and the GOCCs. The remaining elements of the system will be owned by Globalstar's service providers and their subscribers. The descriptions of the Globalstar System are based upon current design and are subject to modification in light of future technical and regulatory developments.

  GLOBALSTAR SERVICES AND GLOBALSTAR PHONES

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

     By planning for volume production and utilizing commercially available off-the-shelf components where possible, Globalstar expects that its Globalstar phones, unlike those of certain other proposed MSS systems, will be priced competitively to current state-of-the-art digital cellular telephones. Qualcomm has agreed to design and manufacture a number of versions of Globalstar phones. It has granted a license to manufacture Globalstar phones to each of Ericsson and TELITAL and has agreed to license at commercially reasonable royalty rates at least one additional qualified Globalstar phone manufacturer.

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

     Dual-mode and tri-mode Globalstar phones can be programmed by the service provider to automatically utilize the chosen land-based cellular service whenever it is available and to otherwise process the call through Globalstar; they can also be programmed for manual selection between Globalstar and the land-based cellular system. Dual-mode and tri-mode Globalstar phones are being developed for the most widely-based conventional cellular modulation. The dual-mode pairs are expected to include: Globalstar/CDMA, Globalstar/ Advanced Mobile Phone Systems (AMPS) and Globalstar/Global System for Mobile Communications (GSM).

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

     Position Location. Frequent, accurate readings of position location for large numbers of vehicles is critical information for the efficient management of fleets of trucks and railcars. Qualcomm's OmniTRACS system, which relays position location information to a central location and offers messaging capabilities, is expected to be deployed on the Globalstar System and offered to Globalstar service providers.

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

     No Perceptible Voice Delay. Globalstar expects that its combination of a low-earth orbit and simple repeaters will reduce voice delays over its system to between 150 and 200 milliseconds, a delay which is not perceptible to the subscriber in a normal phone conversation. Voice delays are comprised of a propagation delay, as signals move from the Earth to the satellite and back, and processing delays on-board the satellite. By contrast, geosynchronous satellite communications entail a noticeable voice delay of approximately 600 milliseconds. Globalstar expects, based on its own analysis, that MEO systems such as Global Communications' ICO system ("ICO") may entail voice delays of between 250 and 300 milliseconds. Although a proposed TDMA system will have an orbit lower than Globalstar's, thus reducing propagation delay somewhat, Globalstar believes that in most cases this advantage will be more than offset by the additional processing delay entailed by the proposed TDMA system's need to decode, recode, perform echo cancellation and otherwise process signals in space and the need, in many cases, for satellite-to-satellite linkages, with additional on-board processing at each step. However, quality differentials may not be of significant competitive importance in communications markets in developing countries that currently lack even basic telephone coverage.

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

     Depending on the level of demand for services and the remaining effective capacity of the first-generation constellation, a second generation of satellites will be designed, built and launched. Globalstar currently expects to place a second-generation constellation in service in 2005 and 2006. While the precise technical capabilities and costs of the second generation of Globalstar satellites cannot be currently foreseen, the second-generation constellation may be designed with significantly greater call capacity than the first. In connection with such an increase in call capacity, Globalstar may be required to seek additional spectrum allocations from the applicable regulatory authorities. There is no assurance that such spectrum, if requested, would be obtained. Implementation and operation of a second-generation system will also require obtaining U.S. and other regulatory authorizations, and there is no assurance that these authorizations, if requested, would be obtained.

  The Ground Segment

     Globalstar's SOCCs will track and control the satellite constellation using telemetry and command units located in various gateways around the world and telemetry stations in two locations in the United States. The SOCCs will control satellite orbit positioning, maneuvers and station keeping, and will monitor satellite health and status in all subsystems. The SOCCs will also plan and implement satellite lifecycle maintenance procedures, including orbit adjustment maneuvers.

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

     The gateway stations are the interconnection points between the Globalstar satellite constellation and existing land-based telecommunications networks. Each gateway will contain up to four tracking antennas and radio frequency front ends that track the satellites orbiting in their view. A typical gateway is expected to cost between $5 million and $10 million, depending upon the number of subscribers being serviced by the gateway and assuming that the gateway will be located at the site of an existing cellular or other appropriate telecommunications switch. The Globalstar System is designed to prevent unauthorized use in those countries that have not licensed a Globalstar service provider. A single gateway is expected to be able to provide fixed coverage over an area larger than Saudi Arabia and mobile coverage over an area almost as large as Western Europe. As a result of the low cost of its gateways, Globalstar expects that its service providers will install gateways in most of the major traffic-generating countries in which they offer service. Each country with a Globalstar gateway will have access to domestic service without the imposition of international tail charges, thereby offering subscribers the lowest possible cost for domestic calls, which account for the vast majority of all cellular calls today. Full global land-based coverage of virtually all inhabited areas of the globe could be achieved with as few as 60 gateways.

     Although Globalstar has commissioned the design of the gateways to be used with the Globalstar System, ownership and operation of the gateways will be the responsibility of service providers in each country or region in which Globalstar operations are authorized. The gateway stations will be designed for Globalstar by Qualcomm. Globalstar purchased 38 gateways under contracts totaling approximately $340 million. Globalstar has entered into contracts and discussions to resell such gateways to its partners and service providers. In order to accelerate the deployment of gateways around the world, Globalstar has agreed to finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. Globalstar expects to recover this financing upon resale of such gateways to its partners and service providers.

GLOBALSTAR SYSTEM CAPACITY

     The estimated capacity of the Globalstar System is anticipated to be in the range of approximately 800 million to 1 billion call minutes per month assuming equal fixed and mobile usage. However, Globalstar's total effective system capacity will depend on a number of variables. The number of call minutes per month the system can support will depend primarily on the total bandwidth available to CDMA MSS systems, the number of systems sharing that bandwidth, the total number of subscribers, the type of Globalstar phones (fixed or mobile) they use and the level of average system availability required. Capacity will also depend upon a number of other variables, including the peak hour system utilization pattern, average call length and the distribution of Globalstar phones in use over the surface of the Earth.

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

     Globalstar's most direct competitors are the three other MSS applicants which currently hold FCC licenses, Iridium, MCHI/Ellipso and Constellation. TRW announced on December 17, 1997, that it would not construct its previously licensed Odyssey system, but would instead invest in ICO Global Communications. As of March 30, 1998, Iridium has launched 56 of its 66 satellites. ICO was not an applicant or a licensee in the MSS proceeding. ICO has, however, filed a request with the FCC to operate in a different frequency band not available for use by MSS systems under current international guidelines in place until 2000. Comsat, the U.S. signatory to Inmarsat, has applied to the FCC to participate in the procurement of facilities of the system proposed by ICO. It has also sought FCC approval of a proposal to extend the scope of services provided by Inmarsat, currently limited to maritime services, to include telecommunication services to land-based mobile units. These applications are currently pending before the FCC. Comsat has been instructed in the past by the U.S. government to seek to ensure that ICO does not receive preferred access to any market and that nondiscriminatory access to such areas for all mobile satellite communications networks be established, subject to spectrum coordination and availability. Nonetheless, because ICO is affiliated with Inmarsat and because its investors include the state-owned telecommunications monopolies in a number of countries, there can be no assurance that ICO might not be given preferential treatment in the local licensing process in those countries.

     Constellation and MCHI were granted FCC licenses in July 1997 after the FCC waived its financial qualification requirements with respect to such applicants. In granting such licenses, the FCC found that such applicants had failed to demonstrate that they are financially qualified, and it is not certain that they will be able to raise sufficient funds to construct, launch and operate their proposed systems. Even if ultimately built, such systems are not planned to enter the market until significantly after Globalstar's targeted in-service date.

     Geostationary-based satellite systems, including American Mobile Satellite Corporation ("AMSC") and Comsat's Planet-1 are providing, and other proposed geostationary-based satellite systems, including Asia Pacific Mobile Telecom ("APMT"), Afro-Asia Satellite ("ASC"), PTAsia Cellular Satellite ("ACeS"), Thuraya and Satphone, plan to provide satellite-based telecommunications services in areas proposed to be serviced by Globalstar. Certain of these systems are being proposed by governmental entities. Because some of these systems involve relatively simple ground control requirements and are expected to deploy no more than two satellites, they may succeed in deploying and marketing their systems before Globalstar. In addition, coordination of standards among regional geostationary systems could enable these systems to provide worldwide service to their subscriber base, thereby increasing the competition to Globalstar.

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

RESEARCH AND DEVELOPMENT

     Globalstar has entered into a contract with Qualcomm whereby Qualcomm is performing certain development tasks related to the Globalstar System. In addition, Globalstar is performing certain in-house engineering tasks that are classified as development costs. Total development expenses incurred for the years ended December 31, 1997, 1996 and 1995 were $62 million, $42 million, and $62 million, respectively.

PATENTS AND PROPRIETARY RIGHTS

     In connection with the Globalstar System, Globalstar's design and development efforts have yielded nine patents issued and 30 patents pending in the United States, as well as 13 patents issued and more than 152 patents pending internationally for various aspects of communication satellite system design and implementation of CDMA technology relating to the Globalstar System. Qualcomm has obtained 149 issued patents and 380 patents pending in the United States applicable to Qualcomm's implementation of CDMA. The issued patents cover, among other things, Globalstar's process of combining signals received from multiple satellites to improve the signal received and minimize call fading.

     There can be no assurance that any of the pending patent applications by Globalstar will be issued. Moreover, because the U.S. patent application process is confidential, there can be no assurance that third parties, including competitors of Globalstar, do not have patents pending that could result in issued patents which Globalstar would infringe. In such an event, Globalstar could be required to redesign its system or satellites, as the case may be, or pay royalties to obtain a license, which could increase cost or delay implementation of the system or construction of the satellites, as the case may be.

EMPLOYEES

     As of December 31, 1997, Globalstar had approximately 200 full-time employees, none of whom is subject to any collective bargaining agreement.

ITEM 2.  PROPERTIES

     Globalstar leases approximately 79,000 square feet of office space in San Jose, California. The lease expires in August 2000, and has options to renew for up to an additional ten years. In addition, Globalstar leases 12,000 square feet for its back-up GOCC in El Dorado Hills, California. The lease expires in November 2006 and has options to renew for up to an additional six years. Management believes that the facilities are sufficient for Globalstar's operations.

ITEM 3.  LEGAL PROCEEDINGS

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     (A) MARKET PRICE AND DIVIDEND INFORMATION

     GTL's common stock is traded on the Nasdaq National Market ("NNM") under the symbol "GSTRF". The following table sets forth, for each of the periods indicated, the high and low sales prices per share of common stock as reported on the NNM, as adjusted for the two-for-one stock split.

                                                                MARKET PRICE
                                                         --------------------------
                                                            1997           1996
                                                         -----------    -----------
                                                         HIGH    LOW    HIGH    LOW
                                                         ----    ---    ----    ---
Quarter ended:
  March 31,............................................  $35 5/8 $25    $32 7/8 $16
  June 30,.............................................   33 1/2  23 3/4  29 7/8  20 15/16
  September 30,........................................   53 1/2  27     26      15 1/2
  December 31,.........................................   59 1/2  39     36      23 5/8

     GTL has not declared or paid any cash dividends on its common stock, and Globalstar has not made any distributions on its ordinary partnership interests. Except for interest payments by GTL on its Convertible Preferred Equivalent Obligations and distributions by Globalstar on its redeemable preferred partnership interests, GTL and Globalstar do not currently anticipate paying any such dividends or distributions (other than to the extent that Globalstar's payment of GTL's operating expenses related to Globalstar would be treated as a distribution) prior to Globalstar's full constellation date and achievement of positive cash flow, which is not expected to occur until 1999. GTL is prohibited from paying dividends on its common stock as long as any interest arrears remain outstanding on its Convertible Preferred Equivalent Obligations. GTL is a holding company, the sole asset of which is its partnership interests in Globalstar; GTL has no independent means of generating revenues. Globalstar will pay GTL's operating expenses related to Globalstar; such expenses are not expected to be material. To the extent permitted by applicable law and agreements relating to indebtedness, Globalstar intends to distribute to its partners, including GTL, its net cash received from operations, less amounts required to repay outstanding indebtedness, satisfy other liabilities and fund capital expenditures and contingencies (including funds required for design, construction and deployment of the second-generation satellite constellation). The Globalstar Credit Agreement and the indentures related to the 11 3/8% Senior Notes, the 11 1/4% Senior Notes and the 10 3/4% Senior Notes restrict the ability of Globalstar to pay cash distributions on its ordinary partnership interests. Cash distributions by Globalstar may also be restricted by future debt covenants. GTL intends to promptly distribute as dividends to the holders of its common stock the distributions made to it by Globalstar, less any amounts required to be retained for the payment of taxes, for repayment of any liabilities, and to fund contingencies.

     (B) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     At February 27, 1998, there were approximately 500 holders of record of GTL's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived from, and should be read in conjunction with the related financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                     (In thousands, except per share data)

                                                                YEARS ENDED DECEMBER 31,
                                                          ------------------------------------
                                                             1997          1996         1995
                                                             ----          ----         ----
STATEMENT OF OPERATIONS DATA:
  Equity in net loss applicable to
     ordinary partnership interests of
     Globalstar, L.P....................                  $   24,152    $   15,080    $ 12,632
  Net loss..............................                      24,152        15,080      12,632
  Net loss per share -- basic and
     diluted............................                        0.86          0.75        0.63

CASH FLOW DATA:
  Used in investing activities..........                    (153,140)     (299,500)   (185,750)
  Provided by equity transactions.......                     153,140                   185,750
  Provided by borrowings................                                   299,500
  Dividends paid per common share.......

Ratio of Earnings to Fixed Charges......                           1x            1x        N/A

                                                               DECEMBER 31,
                                            --------------------------------------------------
                                               1997          1996          1995         1994
                                               ----          ----          ----         ----
BALANCE SHEET DATA:
  Investment in Globalstar, L.P.........    $  612,716    $  482,676    $  173,118    $     --
  Total assets..........................       612,716       482,676       173,118         190
  Convertible preferred equivalent
     obligations........................       301,410       300,358
  Shareholders' equity..................       309,627       180,639       173,118         124
  Shareholders' equity per share........         10.11          9.03          8.66        5.17

                                GLOBALSTAR, L.P.
            (In thousands, except per partnership interest amounts)

                                                                                   YEAR ENDED DECEMBER 31, 1994
                                                                                 --------------------------------
                            CUMULATIVE                                                                       PRE-CAPITAL
                          MARCH 23, 1994                                             MARCH 23          SUBSCRIPTION PERIOD(1)
                           (COMMENCEMENT                                           (COMMENCEMENT     ---------------------------
                         OF OPERATIONS) TO       YEARS ENDED DECEMBER 31,        OF OPERATIONS) TO   JANUARY 1 TO    YEAR ENDED
                           DECEMBER 31,      ---------------------------------     DECEMBER 31,       MARCH 22,     DECEMBER 31,
                               1997            1997        1996        1995            1994              1994           1993
                         -----------------   ---------     ----        ----      -----------------   ------------   ------------
STATEMENT OF OPERATIONS
  DATA:
  Revenues.............     $        --      $      --   $      --   $      --       $     --           $   --        $    --
  Operating expenses...         257,349         88,071      61,025      80,226         28,027            6,872         11,510
  Interest income......          40,636         20,485       6,379      11,989          1,783
  Net loss applicable
    to ordinary
    partnership
    interests..........         255,238         88,788      71,969      68,237         26,244            6,872         11,510
  Net loss per weighted
    average ordinary
    partnership
    interest
   outstanding -- basic
    and diluted........                           1.74        1.53        1.50           0.73
  Cash distributions
    per ordinary
    partnership
    interest...........
OTHER DATA:
  Deficiency of
    earnings to cover
    fixed charges(2)...                        184,683      81,869         N/A            N/A
CASH FLOW DATA:
  Used in operating
    activities.........         210,304         97,128      51,756      38,368         23,052
  Used in investing
    activities.........       1,301,049        591,025     379,130     280,345         50,549
  Provided by partners'
    capital
    transactions.......         883,495        132,990     284,714     318,630        147,161
  Provided by (used in)
    other financing
    activities.........       1,092,012        998,137      95,750      (1,875)

                                                                             DECEMBER 31,
                                                              -------------------------------------------
                                                                 1997        1996       1995       1994
                                                                 ----        ----       ----       ----
BALANCE SHEET DATA:
  Cash and cash equivalents.................................  $  464,154   $ 21,180   $ 71,602   $ 73,560
  Globalstar System under construction......................   1,527,688    891,033    400,257     71,996
  Total assets..............................................   2,149,053    942,913    505,391    151,271
  Vendor financing liability................................     197,723    130,694     42,219
  Debt......................................................   1,099,531     96,000
  Redeemable preferred partnership interests................     303,089    302,037
  Ordinary partners' capital................................     380,828    315,186    386,838    112,944

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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, cash and cash equivalents increased to $464.2 million from $21.2 million at December 31, 1996. The net increase is a result of the net proceeds of $1.1 billion received from issuance of Globalstar's 11 3/8%, 11 1/4% and 10 3/4% Senior Notes, $12.2 million received from the sale of warrants to GTL and, $140.9 million received from the exercise of certain warrants issued in connection with the Globalstar credit agreement and subscription rights issued by GTL, offset by expenditures for the Globalstar System under construction of $488.2 million, expenditures for the additional spare satellites of $99.2 million, the net cash used in operating activities of $97.1 million, preferred distributions on the Redeemable Preferred Partnership Interests of $20.2 million and net repayments of debt of $96.0 million.

     Accounts payable, payables to affiliates, accrued expenses and accrued interest on senior notes payable increased by $68.5 as compared to the prior year, to $143.8 million at December 31, 1997, as a result of the timing of payments to Globalstar contractors and accrued interest on the senior notes.

     Through December 31, 1997, Globalstar incurred costs of approximately $1.7 billion for the design and construction of the space and ground segments. Costs incurred during fiscal year 1997 were approximately $700 million.

     As of December 31, 1997, Globalstar estimates the cost for the design, construction and deployment of the Globalstar System, including working capital, cash interest on borrowings and operating expenses to be approximately $2.7 billion, as compared with approximately $2.5 billion estimated at December 31, 1996. Actual amounts may vary from this estimate and additional funds would be required in the event of unforeseen delays, cost overruns, launch failures, technological risks, adverse regulatory developments, or to meet unanticipated expenses and for system enhancements and measures to assure system performance and readiness for the space and ground segments.

     In order to accelerate the deployment of gateways around the world, Globalstar has agreed to finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. Globalstar expects to recover this financing upon resale of such gateways to its partners and service providers.

     In addition, Globalstar has agreed to purchase from SS/L eight additional spare satellites for approximately $175 million that will increase Globalstar's ability to have at least 40 satellites in service during 1999, even in the event of launch failures. If the launch program is successful, the additional satellites will serve as ground spares, readily available for launch to replenish the constellation as needed to respond to satellite attrition during the first generation, or to increase system capacity as required. If Globalstar were to experience a launch failure, the costs associated with the construction and launch of replacements would be substantially covered by insurance.

     In December 1997, an order for 40,000 fixed access terminals totalling $84 million was placed with Ericsson. Globalstar expects to recover the cost of these terminals through resale to vendors.

     On March 25, 1997, holders of warrants issued in connection with the Globalstar credit agreement exercised warrants to purchase 8,370,636 shares of GTL common stock for $13.25 per share. GTL received proceeds of approximately $110.9 million. On May 5, 1997, GTL received proceeds of approximately $30 million as a result of the exercise of rights issued to purchase 2,262,336 shares of GTL common stock for $13.25 per share. GTL used the total proceeds of $140.9 million to purchase 5,316,486 Globalstar ordinary partnership interests for $26.50 per interest. Net proceeds from the exercise of the warrants and rights will be used for the construction and deployment of the Globalstar System.

     On February 13, 1997, Globalstar and GTL sold units consisting of $500 million aggregate principal amount of Globalstar's 11 3/8% Senior Notes due 2004 and warrants to purchase 2,064,500 shares of GTL common stock in a private offering (as adjusted for two-for-one stock split). On June 13, 1997 and October 29, 1997, Globalstar sold $325 million principal amount of 11 1/4% Senior Notes and $325 million principal amount of 10 3/4% Senior Notes, respectively, both due 2004. Net proceeds from these offerings and the issuance of the warrants totalled $1.1 billion and will be used for the construction and deployment of the Globalstar System.

     As of December 31, 1997 Globalstar had raised or received commitments for approximately $2.6 billion. Globalstar believes that its current capital, vendor financing commitments and the availability of the Globalstar credit agreement ($250 million available at December 31, 1997), are sufficient to fund its requirements into the fourth quarter of 1998. Globalstar intends to raise the remaining funds required to complete the Globalstar System from a combination of sources, including debt issuance (which may include an equity component), financial support from the Globalstar partners, projected service provider payments, projected net service revenues from initial operations, and anticipated payments from the sale of gateways and Globalstar subscriber terminals. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

RESULTS OF OPERATIONS

  Comparison of Results for the Years Ended December 31, 1997 and 1996

     Globalstar is a development stage partnership and has not commenced commercial operations. For the period March 23, 1994 (commencement of operations) to December 31, 1997, Globalstar has recorded cumulative net losses applicable to ordinary partnership interests of $255.2 million. The net loss for the year ended December 31, 1997 increased to $67.6 million as compared to $54.6 million for the year ended December 31, 1996 due to an increase in total operating costs partially offset by an increase in interest income. The net loss applicable to ordinary partnership interests was $88.8 million during the current period reflecting $21.2 million of preferred distributions on the redeemable preferred partnership interests. Globalstar is expending significant funds for the design, construction, testing and deployment of the Globalstar System and expects such losses to continue until commencement of commercial operations.

     Globalstar has earned interest income of $40.6 million on cash balances and short term investments since commencement of operations. Interest income during the year ended December 31, 1997 was $20.5 million as compared to $6.4 million for the year ended December 31, 1996. Interest income for the current period increased as a result of higher average cash balances available for investment during 1997.

     Operating Expenses. Development costs of $62.5 million for the year ended December 31, 1997 represent the development of Globalstar user terminals and Globalstar's continuing in-house engineering. This compares with $42.2 million of development costs incurred during 1996. The increase during 1997 is primarily the result of the increased activity in the development of the Globalstar user terminals.

     Marketing, general and administrative expenses were $25.6 million for the year ended December 31, 1997 as compared to $18.9 million incurred during the year ended December 31, 1996. The increase in marketing, general and administrative expenses is primarily the result of an increase in the number of employees, as Globalstar gears up for operations and increased advertising costs.

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

  COMPARISON OF RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

     The net loss for the year ended December 31, 1996 decreased to $54.6 million as compared to $68.2 million for the year ended December 31, 1995 due to a decrease in development costs partially offset by a decrease in interest income. The net loss applicable to ordinary partnership interests was $72.0 million during 1996 reflecting $17.3 million of preferred distributions on the redeemable preferred partnership interests.

     Interest income during the year ended December 31, 1996 was $6.4 million as compared to $12.0 million for the year ended December 31, 1995. Interest income for 1996 decreased as a result of lower average cash balances available for investment during 1996.

     Operating Expenses. Development costs of $42.2 million for the year ended December 31, 1996, represent the development of certain technologies under a cost sharing arrangement in Globalstar's contract with Qualcomm, the development of Globalstar phones and Globalstar's continuing in-house engineering. This compares with $62.9 million of development costs incurred during 1995. The decline during 1996 is primarily the result of the cost sharing arrangement in Globalstar's contract with Qualcomm reaching its funding limit in April 1996.

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

  Development Stage Company

     Globalstar is a development stage company and has no operating history. From its inception, Globalstar has incurred net losses and expects such losses to continue. Globalstar requires expenditure of significant funds for development, construction, testing and deployment before commercialization of the Globalstar System. Globalstar expects to commence commercial operations in early 1999 and to have positive cash flow in the second half of 1999. There can be no assurance that Globalstar will achieve its objectives by the targeted dates.

     As of December 31, 1997, Globalstar estimates the cost for the design, construction and deployment of the Globalstar System, including working capital, cash interest on borrowings and operating expenses, to be approximately $2.7 billion. Actual amounts may vary from this estimate and additional funds would be required in the event of unforeseen delays, cost overruns, launch failures, technological risks or adverse regulatory developments, or to meet unanticipated expenses. Ground segment costs, most of which are incurred under a cost-plus contract with Qualcomm, have increased as a result of added enhanced capabilities, additional test requirements and cost growth in the development of the ground system. As of December 31, 1997, Globalstar had raised or received commitments for approximately $2.6 billion in equity, debt and vendor financing. Globalstar believes that its current capital, vendor financing commitments, and the availability of the Globalstar credit agreement are sufficient to fund its requirements into the fourth quarter of 1998. Globalstar intends to raise the remaining funds required from a combination of sources including debt issuance (which may include an equity component), financial support from the Globalstar partners, projected service provider payments, projected net service revenues from initial operations and anticipated payments received from the sale of gateways and Globalstar subscriber terminals. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all. If there are unforeseen delays, if technical or regulatory developments result in a need to modify the design of all or a portion of the Globalstar System, if service provider agreements for additional territories are not entered into at the times or on the terms anticipated by Globalstar or if other additional costs are incurred, the risk of which is substantial, additional capital will be required. A substantial shortfall in meeting its capital needs would prevent completion of the Globalstar System. The ability of Globalstar to achieve positive cash flow will depend upon the successful and timely construction and deployment of the Globalstar System, the successful marketing of its services by service providers and the ability of the Globalstar System to successfully compete against other satellite-based telecommunications systems, as to which there can be no assurance.

     Many of the problems, delays and expenses encountered by an enterprise in Globalstar's stage of development may be beyond Globalstar's control. These may include, but are not limited to, problems related to technical development of the system, testing, regulatory compliance, manufacturing and assembly, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. Delay in the timely construction, deployment, commercial operation and achievement of positive cash flow of the Globalstar System could result from a variety of causes. These include delays in the regulatory process in various jurisdictions, delay in the integration of the Globalstar System into the land-based network, changes in the technical specifications of the Globalstar System made to enhance its features, performance or marketability or in response to regulatory developments or otherwise, delays encountered in the construction, integration or testing of the Globalstar System by Globalstar vendors, delayed or unsuccessful launches, delays in financing, insufficient or ineffective service provider marketing efforts, slower-than-anticipated consumer acceptance of Globalstar service and other events beyond Globalstar's control. Substantial delays in any of the foregoing matters would delay Globalstar's achievement of profitable operations.

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

     Globalstar's FCC license, as modified on November 19, 1996, authorizes the construction, launch and operation of the satellite constellation and assigns the system user links and feeder links in the United States. Globalstar's feeder link frequencies were allocated internationally at WRC'95, and have been assigned by the FCC for use in the United States in accordance with the international allocation. However, use of the feeder link frequencies remains subject to restrictions that may be adopted in a potential FCC proceeding to adopt the international allocations into the U.S. Table of Frequency Allocations. In January 1997, the FCC adopted rules for the use of a portion of the frequencies allocated at WRC'95 for MSS feeder links (such as

Globalstar's) to a proposed high-speed wireless data service. Although these rules are intended to preclude harmful interference with other uses of these bands, they may ultimately permit uses of these frequencies that could diminish their usefulness for MSS feeder links. Separate licenses must also be obtained from the FCC for operation of gateways and Globalstar Phones in the United States.

     To the extent that other recently licensed MSS systems that use the spectrum for which Globalstar has been authorized acquire the financial resources necessary to construct and launch their proposed systems and such systems become operational, the Globalstar System's capacity would be reduced. In addition, Globalstar's FCC license is subject to a pending judicial appeal. While Globalstar believes that this appeal is without merit, there can be no assurance that this appeal will not result in either reversal or stay of the FCC's decision to grant Globalstar's FCC license to LQP or ultimately result in the granting of additional licenses by the FCC or its adoption of an auction procedure to award licenses, which might materially increase the cost of obtaining such licenses.

     Authorization will be required in each country in which Globalstar user terminals are used and in which Globalstar's gateways are located. Local regulatory approval for operation of the Globalstar System is the responsibility of the service providers in each territory. Although many countries have moved to privatize the provision of telecommunications service and to permit competition in the provision of such service, some countries continue to require that all telecommunications service be provided by a government-owned entity. While service providers have been selected, in part, based upon their perceived qualifications to obtain the requisite local approvals, there can be no assurance that they will be successful in doing so, and if they are not successful, Globalstar service will not be available in such territories. In that event, depending upon geographical and market considerations, Globalstar may or may not have the ability to redirect the system capacity that such territories would have otherwise used to serve markets in which service is authorized.

     Regulatory schemes in countries in which Globalstar or its service providers seek to operate may impose impediments on Globalstar's operations. There can be no assurance that such restrictions would not be unduly burdensome.

     Glonass, the Russian Global Navigation Satellite System, operates worldwide in a portion of the frequency band proposed to be used by Globalstar and other MSS systems for user uplinks. Although Glonass has proposed to migrate to lower frequencies, there can be no assurance that such migration will be implemented in a manner fully acceptable to Globalstar. In addition, there are requirements for interference protection between Globalstar and Glonass under consideration, which, if adopted, may render a segment of the MSS spectrum unusable for MSS user uplinks. While any likely limitation is not expected to have a material adverse effect on Globalstar's capacity, nevertheless, these actions may have the effect of reducing Globalstar capacity in some markets.

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

  Technological Factors

     The Globalstar System is exposed to the risks inherent in a large-scale complex telecommunications system employing advanced technologies which must be adapted to the Globalstar application and which have never been used as a commercial whole. Deployment of the Globalstar satellite constellation involves volume production and testing of satellites in quantities significantly higher than those previously prevailing in the industry. The integration of a worldwide LEO satellite-based system like Globalstar has never occurred; there is no assurance that such integration will be successfully implemented. The operation of the Globalstar System will require integration of advanced digital communications technologies in devices from personal handsets and public telephone networks to gateways in remote regions of the globe and satellites operating in space. The failure to develop, produce and implement the system, or any of its diverse and dispersed elements, as required, could delay the in-service or full constellation date of the Globalstar System or render it unable to perform at levels required for commercial success.

     Satellite launches are subject to significant risks, including disabling damage to or loss of the satellites. Satellite launches of groups of more than eight commercial satellites have not been attempted before. Historically, launch failure ("hot failure") rates on low-earth orbit and geostationary satellite launches have been approximately 15%. However, launch failure rates vary depending on the particular launch vehicle. There is no assurance that Globalstar satellite launches will be successful or that its launch failure rate will not exceed the industry average. The Boeing Delta II launch vehicle, scheduled to launch the next four satellites, suffered a launch failure on January 17, 1997, its second failure in 64 launches to that date. Boeing resumed Delta operations in May 1997 and has not had any additional failures. On February 14, 1998, the first four Globalstar satellites were launched aboard a Boeing Delta II rocket and were successfully deployed in orbit. The Ukrainian Zenit launch vehicle, which is proposed to launch 36 Globalstar satellites (12 per launch), has never been used in commercial applications. A Zenit launch vehicle carrying a Russian military satellite suffered a launch failure on May 20, 1997. Yuzhnoye, the Zenit manufacturer, in conjunction with Russian space agencies, has investigated, but not yet released its report regarding the cause of this failure, the fourth in this rockets last 28 launches. Two launches are planned on the Zenit prior to Globalstar's initial launch on this vehicle. Globalstar intends to launch the last 12 satellites of its constellation in groups of four on three separate launches of the Russian Starsem Soyuz rocket.

     The Zenit launch contracts provide for relaunches at no additional charge in the event of a hot failure. However, the launch provider may, because of financial reasons or otherwise, be unable to provide such relaunches. A single launch failure would result in a loss of either four or 12 Globalstar satellites. Although the cost of replacing such satellites and launch vehicles will in most cases be covered by insurance, a launch failure could result in delays in the in-service or the full constellation date.

     SS/L has agreed to obtain launch vehicles for Globalstar and arrange for the launch of all 56 satellites, subject to pricing adjustments in light of future conditions, which may, in turn, be influenced by international political developments. An adverse change in launch vehicle market conditions which prohibits Globalstar from utilizing the launch vehicles for which it has contracted could result in an increase in the launch cost payable by Globalstar, which may be substantial. In addition, there can be no assurance that replacement launch vehicles will be available in the future at a cost or on terms acceptable to Globalstar.

     Two of the launch operators are subject to U.S. export control regulations. Yuzhnoye, based in Ukraine, has certain ties with Russia and intends to launch the Zenit rocket from the Baikonur launch site in Kazakhstan. Arianespace, which will be providing the Soyuz rockets, also intends to launch from Baikonur. Changes in governmental policies or political leadership in the United States, Ukraine, Russia or Kazakhstan could affect the cost, availability, timing or overall advisability of utilizing these launch providers. While there is no assurance that the necessary export licenses will be obtained, Globalstar has provided against the risk that such licenses will not be granted or that the deterioration in the relationships between the United States and these countries may make the use of such launch providers inadvisable by procuring options on sufficient launches with a U.S.-based launch provider to launch all the remaining satellites of the Globalstar constellation. If Globalstar were to exercise these options for U.S. launches in the wake of the failure to obtain any necessary export licenses or as a result of adverse developments in U.S. relations with these countries, the cost of launching the Globalstar satellite constellation would be significantly increased.

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

     Globalstar intends to obtain insurance against launch failure which would cover the cost of relaunch and the replacement cost of lost satellites in the event of hot failures for 48 satellites in its constellation and the eight in-orbit spares. SS/L has agreed to obtain on Globalstar's behalf insurance for the cost of replacing satellites lost in hot failures, and for any relaunch costs not covered by the applicable launch contract, in certain circumstances subject to pricing adjustments in light of future market conditions. An adverse change in insurance market conditions may result in an increase in the insurance premium paid by Globalstar, which may be substantial. In addition, there is no assurance that launch insurance will be available or that, if available, would be at a cost or on terms acceptable to Globalstar.

     Globalstar's contract with SS/L provides for the construction and launch of eight spare satellites and construction of eight ground spares to minimize the effect of any launch or orbital failures. However, there can be no assurance that additional satellites and launches will not be required. In such an event, in addition to the replacement costs incurred by Globalstar, Globalstar's in-service or full constellation date may be delayed. In addition, unless otherwise required, Globalstar does not currently intend to purchase insurance to cover cold failures that may occur once the satellites have been successfully deployed from the launch vehicle.

     The space and communications industries are characterized by rapid technological advances and innovations. There is no assurance that one or more of the technologies utilized or under development by Globalstar may not become obsolete, or that its services will be in demand by the time they are offered. Globalstar is dependent upon technologies developed by third parties to implement key aspects of its strategy to integrate its satellite systems with terrestrial networks, and there can be no assurance that such technologies will continue to be available to Globalstar on a timely basis or on reasonable terms.

Future Operating Factors

     The availability of Globalstar service in each region or country will depend upon the cooperation, operational and marketing efficiency, competitiveness, finances and regulatory status of Globalstar's service provider in that region or country. The willingness of companies to become service providers will depend upon a variety of factors, including pricing, local regulations and Globalstar's competitiveness with other satellite-based telecommunications systems. Globalstar believes that enlisting the support of established telecommunications service providers, some of which are the dominant carriers in their markets, will be essential both to obtaining necessary local regulatory approvals and to rapidly accessing a broad market of potential users. Globalstar's strategic service providers have agreed to act as exclusive service providers in 71 countries although it is anticipated that in many cases these partners will enter into strategic alliances with local service providers to provide Globalstar service in these countries. Globalstar's partnership agreement restricts its limited partners from possessing certain interests in business activities operating mobile satellite services similar to Globalstar for voice telephony. In addition, the service provider agreements between Globalstar and its current service providers preclude any service provider, its affiliates and certain joint ventures in which such service provider owns an equity interest from acting as a service provider or a distributor for a similar satellite service in any territory in respect of which Globalstar has agreed to make Globalstar service available to such service provider or as a distributor for a similar satellite service in any territory in which one or more service providers are ready, willing and able to permit such service provider to act as a distributor therefor on terms no less favorable than those offered to other distributors, subject to certain exceptions. Except as provided above, Globalstar's service providers may enter into certain agreements or relationships with competitors of Globalstar. Globalstar currently has no knowledge of any agreements between its service providers and Globalstar's competitors in the satellite-based personal telecommunications business.

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

     Certain strategic partners and other third parties are constructing the component parts of the Globalstar System. In the event such parties are unable to perform their obligations, Globalstar's in-service and full constellation date may be delayed and its costs may be increased.

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

     Globalstar has entered into an agreement with a bank syndicate for a $250 million credit facility (the "Globalstar Credit Agreement") expiring December 15, 2000, and also expects to utilize approximately $353 million of committed vendor financing. Existing indebtedness includes the $500 million aggregate principal amount of Globalstar's 11 3/8% Senior Notes issued in February 1997 (the "11 3/8% Senior Notes"), the $325 million aggregate principal amount of Globalstar's 11 1/4% Senior Notes issued in June 1997 (the "11 1/4% Senior Notes") and the $325 million aggregate principal amount of Globalstar's 10 3/4% Senior Notes issued in October 1997 (the "10 3/4% Senior Notes"). As a result, Globalstar is highly leveraged. Globalstar will be dependent on its cash flow from operations to service this debt. Any delay in the commencement of

Globalstar operations will adversely affect Globalstar's ability to service its debt obligations. The discretion of Globalstar's management with respect to certain business matters will be limited by covenants contained in the Globalstar Credit Agreement, the indenture (the "11 3/8% Indenture") governing the 11 3/8% Senior Notes, the indenture (the 11 1/4% Indenture") governing the 11 1/4% Senior Notes, the indenture (the "10 3/4% Indenture") governing the
10 3/4% Senior Notes and future debt instruments. Among other things, the covenants contained in the Globalstar Credit Agreement, the 11 3/8% Indenture, the 11 1/4% Indenture and the 10 3/4% Indenture restrict, condition or prohibit Globalstar from paying cash distributions on its ordinary partnership interests, creating liens on its assets, making certain asset dispositions, conducting certain other business and entering into transactions with affiliates and related persons. In the event the Globalstar Credit Agreement ceases to be guaranteed, it will also contain certain financial covenants limiting the ability of Globalstar to incur additional indebtedness. There can be no assurance that Globalstar's leverage and such restrictions will not materially and adversely affect Globalstar's ability to finance its future operations or capital needs or to engage in other business activities. Moreover, a failure to comply with the obligations contained in the Globalstar Credit Agreement, the 11 3/8% Indenture, the 11 1/4% Indenture and the 10 3/4% Indenture or any agreements with respect to additional financing could result in an event of default under such agreements, which could permit acceleration of the related debt and acceleration of debt under future debt agreements that may contain cross-acceleration or cross-default provisions.

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

     Globalstar's most direct competitors are the three other MSS applicants which currently hold FCC licenses, Iridium, MCHI/Ellipso and Constellation. On December 17, 1997, TRW announced that it would not construct its previously licensed Odyssey system but would instead invest in ICO. As of March 30, 1998, Iridium has launched 56 of its 66 satellites. ICO was not an applicant or a licensee in the MSS proceeding. ICO has, however, filed a request with the FCC to operate in a different frequency band not available for use by MSS systems under current international guidelines in place until 2000. Comsat, the U.S. signatory to Inmarsat, has applied to the FCC to participate in the procurement of facilities of the system proposed by ICO. It has also sought FCC approval of a proposal to extend the scope of services provided by Inmarsat, currently limited to maritime services, to include telecommunications services to land-based mobile units. These applications are currently pending before the FCC. Comsat has been instructed in the past by the U.S. government to seek to ensure that ICO does not receive preferred access to any market and that non-discriminatory access to such areas for all mobile satellite communications networks be established, subject to spectrum coordination and availability. Nonetheless, because ICO is affiliated with Inmarsat and because its investors include state-owned telecommunications monopolies in a number of countries, there can be no assurance that ICO might not be given preferential treatment in the local licensing process in those countries.

     Constellation and MCHI were granted FCC licenses in July 1997, after the FCC waived its financial qualification requirements with respect to such applicants. In granting such licenses, the FCC found that such applicants had failed to demonstrate that they are financially qualified, and it is not certain that they will be able to raise sufficient funds to construct, launch and operate their proposed systems. Even if ultimately built, such systems are not planned to enter the market until significantly after Globalstar's targeted in-service date.

     In addition to competing for investment capital, subscribers and service providers in markets all over the world, the MSS systems, including Globalstar, also compete with each other for the limited spectrum available for MSS operations. Unlike CDMA systems such as Globalstar, MCHI and Constellation, which permit multiple systems to operate within the same band, the design of Iridium's TDMA system requires a separate frequency segment dedicated specifically for its use. If more than two CDMA systems become operational, CDMA systems like Globalstar will effectively have a smaller spectrum segment within which to operate their user uplinks in the U.S. While CDMA permits spectrum sharing among competing systems, the capacity available to each system sharing such spectrum decreases as the number of systems operating in the band increases. The degree of decrease depends on a number of complex technological factors associated with each system's particular design including transmitter polarization and efficiency of spectrum usage. If the total number of operating MSS systems in the CDMA portion of the L-band (e.g., 1610-1626.5
Mhz) and S-band (i.e., 2483.5-2500 Mhz) increases from two to three and the other two operating CDMA systems have technical characteristics similar to Globalstar's and all such systems experience full capacity usage, then Globalstar estimates that its capacity over a given area would decrease by approximately 25%.

     The FCC has no authority to extend the U.S. band plan for CDMA and TDMA Big LEO systems to other countries. However, it has stated that it plans to express the view in discussions with other administrations that global satellite systems are more likely to succeed if individual administrations adopt complementary systems for licensing them. The Conference of European Regulators (CEPT)has recommended a band plan virtually identical to the U.S. band plan.

     Geostationary-based satellite systems, including AMSC and Comsat's Planet-1, are providing, and other proposed geostationary-based satellite systems, including APMT, ASC, ACeS, Thuraya and Satphone, plan to provide satellite-based telecommunications services in areas proposed to be serviced by Globalstar. Because some of these systems involve relatively simple ground control requirements and are expected to deploy no more than two satellites, they may succeed in deploying and marketing their systems before Globalstar. In addition, coordination of standards among regional geostationary systems could enable these systems to provide worldwide service to their subscriber bases, thereby increasing the competition to Globalstar. For example, Comsat has announced a global mobile satellite service (Planet-1) using existing Inmarsat satellites, a six-pound, laptop-size phone, costing $3,000 with an expected per-minute usage rate of $3.00.

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

     Projects such as Teledesic, Spaceway and Cyberstar have each received licenses to operate satellite-based telecommunications and video transmission systems in the 28 GHz Ka-band or higher frequencies. Certain MSS applicants, not including Globalstar, have applied to use this band for their feeder uplinks, as have proponents of land-based local multipoint distribution systems ("LMDS") for cellular television services. The FCC has recently concluded developing service rules and a band-width allocation plan for use of the available Ka-band spectrum by these services. Globalstar's primary business will be voice telephony, and its data transmission business will be focused on small data packet services such as paging and messaging. It therefore does not regard the television or broadband data services to fixed terminals proposed by Teledesic, Spaceway and Cyberstar or the wireless cable and fixed telephony services proposed by the LMDS applicants as competing services.

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

     There has been adverse publicity concerning alleged health risks associated with the use of portable hand-held telephones with transmitting antennas integrated into handsets. On August 1, 1996, the FCC announced new guidelines for evaluating environmental radio frequency radiation from FCC-regulated transmitters based primarily on the exposure criteria recommended in 1986 by the National Council on Radiation Protection Measurements ("NCRP"). Guidelines applicable to certain portable transmitting devices are based on the NCRP criteria and the exposure criteria developed by the Institute of Electrical and Electronic Engineers and recommended in 1992 by the American National Standards Institute. These guidelines were to become effective as to applications filed after January 1, 1997; the FCC, however, has deferred the effective date. The handsets Globalstar has contracted with Qualcomm to develop for use by mobile subscribers will have antennas for communication with the satellites and, in the case of the dual-mode and tri-mode hand-held Globalstar phones, with the land-based cellular system. Because hand-held Globalstar phones will use on average lower power to transmit signals than traditional cellular units, Globalstar does not believe that the proposed new guidelines will require any significant modifications of the Globalstar System or of the mobile hand-held Globalstar phones designed to be used with the Globalstar System. There can, however, be no assurance that the guidelines, as adopted, or any associated health concerns, would not have an adverse effect on Globalstar's mobile handset business.

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

Other Factors

     Partners of LQSS, the managing general partner of Globalstar, or their affiliates are principal suppliers to Globalstar of the major components of the Globalstar System, and are engaged in the manufacture of system elements to be sold to service providers and subscribers. During the development and deployment of the Globalstar System, Globalstar will be substantially dependent upon the management skills of Loral and certain technologies developed by Loral, Qualcomm and SS/L to design and manufacture the Globalstar satellite constellation, SOCCs, GOCCs, gateways and Globalstar phones. Globalstar has entered into contracts for the design of various segments of the Globalstar System with affiliates of LQSS, including a fixed-price satellite production contract with SS/L and a cost-plus-fee contract with Qualcomm to design the gateways, and Globalstar phones. To the extent that such contracts have been or will be awarded to partners of Globalstar or LQSS or their affiliates, such parties will have a conflict of interest with respect to the terms thereof.

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

YEAR 2000 ISSUE

     Globalstar is evaluating the potential effect of the year 2000 on its information processing systems. It is not known at this time what modifications, if any, will be required. All costs associated with any modification will be expensed as incurred.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     None

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information required for this item is set forth in GTL's 1998 definitive proxy statement which is incorporated herein by reference.

EXECUTIVE OFFICERS OF GTL

         NAME                  AGE                             POSITION
         ----                  ---                             --------
Bernard L. Schwartz            72         Chairman and Chief Executive Officer

Gregory J. Clark               55         Vice Chairman and President

Michael P. DeBlasio            61         Senior Vice President, Chief Financial Officer and
                                          Director

Douglas G. Dwyre               65         Senior Vice President

William Adler                  51         Vice President and Assistant Secretary

Jeanette Clonan                49         Vice President -- Communications and Investor
                                          Relations

Nicholas C. Moren              51         Vice President and Treasurer

Anthony J. Navarra             50         Vice President

Harvey B. Rein                 44         Vice President and Controller

Thomas B. Ross                 68         Vice President -- Government Relations

Stephen C. Wright              41         Vice President

Eric J. Zahler                 47         Vice President and Secretary

EXECUTIVE OFFICERS OF GLOBALSTAR

         NAME                  AGE                             POSITION
         ----                  ---                             --------
Bernard L. Schwartz            72         Chief Executive Officer and Chairman of the General
                                          Partners' Committee

Gregory J. Clark               55         Vice Chairman of the General Partners' Committee

Douglas G. Dwyre               65         President

John Klineberg                 59         Executive Vice President -- Satellite Constellation
                                          Establishment

Anthony J. Navarra             50         Executive Vice President -- Strategic Development

Joel Schindall                 57         Senior Vice President -- Systems Development

William F. Adler               52         Vice President and General Counsel

Robert A. Weideman             59         Vice President -- Systems and Regulatory
                                          Engineering

Stephen C. Wright              41         Vice President and Chief Financial Officer

     Mr. Schwartz has been the Chairman and Chief Executive Officer of GTL and Chief Executive Officer and Chairman of the General Partners' Committee of Globalstar since 1994. Mr. Schwartz has been the Chairman and Chief Executive Officer of Loral since January 1996 and had been Chairman and Chief Executive Officer of Old Loral since 1972.

     Dr. Clark has been the Vice Chairman and President of GTL and Vice Chairman of the General Partners' Committee of Globalstar since March 1998. Since January 1998, he has been the President and Chief Operating Officer of Loral. Prior to that time, Dr. Clark was President of News Technology Group, a division of News Corporation since September 1994. Prior to that, Dr. Clark was Director of Science and Technology of IBM in Australia since 1988.

     Mr. DeBlasio has been Senior Vice President, Chief Financial Officer and Director of GTL since May 1996. Mr. DeBlasio has been First Senior Vice President of Loral since February 1998 and Senior Vice President and Chief Financial Officer of Loral since March 1996 and had been Senior Vice President, Finance and Chief Financial Officer of Old Loral since 1979.

     Mr. Dwyre has been President of Globalstar since March 1994. Mr. Dwyre has been Senior Vice President of GTL since May 1996 and, prior thereto, had been Vice President of GTL since its initial public offering in 1995. Mr. Dwyre was President of Northern Telecom's STC Submarine Systems from 1988 to 1992.

     Mr. Adler has been Vice President and General Counsel of Globalstar since January 1996. He has been Vice President of GTL since January 1996 and Assistant Secretary of GTL since May 1996. He was a partner with Fleschman and Walsh, L.L.P. from May 1994 to November 1995, specializing in domestic and international telecommunications law, regulation legislation and policy. Prior to that time, he was the Executive Director of Federal Regulatory Relations with Pacific Telesis Group.

     Ms. Clonan has been Vice President, Communications and Investor Relations of GTL since March 1998. Ms. Clonan has also been Vice President, Communications and Investor Relations of Loral since November 1996. Prior to that, Ms. Clonan was Director -- Corporate Communications from June 1996. Prior to that, Ms. Clonan was Vice President -- Corporate Relations of Jamaica Water Securities since September 1992.

     Mr. Moren has been Vice President and Treasurer of GTL since its initial public offering in 1995. Mr. Moren has been Senior Vice President of Loral since February 1998 and Vice President and Treasurer of Loral since March 1996 and had been Vice President and Treasurer of Old Loral since April 1991.

     Mr. Navarra has been Executive Vice President of Strategic Development of Globalstar since March 1994 and Vice President of GTL since its initial public offering in 1995. He was Executive Vice President, Business Development at Loral Aerospace Corp. from 1992 to 1994.

     Mr. Rein has been Vice President and Controller of GTL since May 1996. Mr. Rein has been Vice President and Controller of Loral since April 1996 and had been Assistant Controller of Old Loral since 1985.

     Mr. Ross has been Vice President, Government Relations of GTL since November 1996. From June 1995 to November 1996, Mr. Ross was Vice President, Communications of GTL. Mr. Ross has also been Vice President, Government Relations of Loral since November 1996. From April 1996 to November 1996, Mr. Ross was Vice President, Communications of Loral. From April 1994 to May 1995, he served at the White House as Special Assistant to the President and Senior Director of Public Affairs for the National Security Council.

     Mr. Wright has been Vice President and Chief Financial Officer of Globalstar since January 1996 and Vice President of GTL since May 1996. He was a Production Director from April 1995 to December 1995 at SS/L. Prior to that time, he was a Business Manager at SS/L.

     Mr. Zahler has been Vice President and Secretary of GTL and Globalstar since May 1996. Mr. Zahler has been Senior Vice President of Loral since February 1998 and Vice President, Secretary and General Counsel of Loral since March 1996 and had been Vice President and General Counsel of Old Loral since 1992. Prior to that time, he was a partner in the law firm of Fried, Frank, Harris, Shriver & Jacobson.

     Dr. Klineberg has been Executive Vice President of Satellite Constellation Establishment of Globalstar since January 1998. Dr. Klineberg was Executive Vice President, Globalstar Program at SS/L from 1995 to January 1998. Prior to that time, Dr. Klineberg held a variety of technical and management positions with NASA, including Director of the Goddard Space Flight Center and NASA's Lewis Research Center.

     Mr. Schindall has been Senior Vice President of Systems Development for Globalstar since May 1997. Prior to that time, Mr. Schindall was Vice President of Systems Applications for Globalstar since May 1994. Prior to that time, he was President of Conic, a division of Old Loral.

     Mr. Wiedeman has been Vice President of Systems and Regulatory Engineering since March 1994. Prior to that time, he was Vice President of Loral Aerospace Corp.

ITEM 11:  EXECUTIVE COMPENSATION

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under Items 11, 12 and 13 is set forth in GTL's 1998 definitive proxy statement which is incorporated herein by reference.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1. Financial Statements

                                                              PAGE
                                                              ----
Index to Financial Statements...............................  F-1
Globalstar Telecommunications Limited (A General Partner of
  Globalstar, L.P.)
  Independent Auditors' Report..............................  F-2
  Balance Sheets............................................  F-3
  Statements of Operations..................................  F-4
  Statements of Shareholders' Equity........................  F-5
  Statements of Cash Flows..................................  F-6
  Notes to Financial Statements.............................  F-7

Globalstar, L.P. (A development stage limited partnership)
  Independent Auditors' Report..............................  F-13
  Consolidated Balance Sheets...............................  F-14
  Consolidated Statements of Operations.....................  F-15
  Consolidated Statements of Cash Flows.....................  F-16
  Consolidated Statements of Ordinary Partners' Capital and
     Subscriptions Receivable...............................  F-17
  Notes to Consolidated Financial Statements................  F-18

     (a) 3. Exhibits

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
3.1      Memorandum of Association of Globalstar Telecommunications
         Limited*
3.2      Bye-Laws of Globalstar Telecommunications Limited*
4.1      Indenture dated as of March 6, 1996 relating to Globalstar
         Telecommunications Limited's 6 1/2% Convertible Preferred
         Equivalent Obligations due 2006**
4.2      Indenture dated as of February 15, 1997 relating to
         Globalstar's and Globalstar Capital Corporation's 11 3/8%
         Senior Notes due 2004***
4.3      Indenture dated as of June 1, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4% Senior Notes
         due 2004.****
4.4      Indenture dated as of October 15, 1997 relating to
         Globalstar's and Globalstar Capital Corporation's 10 3/4%
         Senior Notes due 2004.*****
10.1     Amended and Restated Agreement of Limited Partnership of
         Globalstar L.P., dated as of March 6, 1996, among
         Loral/Qualcomm Satellite Services, L.P., Globalstar
         Telecommunications Limited, AirTouch Satellite Services, San
         Giorgio S.p.A., Hyundai/Dacom, Loral/DASA Globalstar, L.P.,
         Loral Globalstar, L.P., TE.S.A.M. and Vodastar Limited***
10.2     Subscription Agreements by and between Globalstar, L.P., and each of AirTouch Communications, Alcatel Spacecom, Loral
         General Partner, Inc., Hyundai/Dacom and Vodastar Limited*
10.3     Subscription Agreement by and between Globalstar, L.P. and
         Loral/Qualcomm Satellite Services, L.P.*
10.4     Contract between Globalstar, L.P. and Space Systems/Loral,
         Inc.*
10.5     Contract for the Development of Certain Portions of the
         Ground Operations Control Center between Globalstar and
         Loral Western Development Laboratories.*
10.6     Contract for the Development of Satellite Orbital Operations
         Centers between Globalstar and Loral Aerosys, a division of
         Loral Aerospace Corporation.*
10.7     1994 Stock Option Plan.**
10.8     Amendment to 1994 Stock Option Plan+++
10.9     Revolving Credit Agreement dated as of December 15, 1995, as amended on March 25, 1996, among Globalstar, certain banks parties thereto and Chemical Bank, as Administrative
         Agent***
10.10    Second Amendment to Revolving Credit Agreement dated July
         31, 1997 among Globalstar, certain banks parties thereto and
         The Chase Manhattan Bank, as Administrative Agent.*****
10.11    Third Amendment to Revolving Credit Agreement dated as of
         October 15, 1997 among Globalstar, certain banks parties
         thereto and The Chase Manhattan Bank, as Administrative
         Agent.*****
10.12    Warrant Agreement dated as of February 19, 1997 relating to
         Warrants to purchase shares of Common Stock of Globalstar
         Telecommunications Limited.***
10.13    Registration Rights Agreement dated March 6, 1996 relating to the Globalstar Telecommunications Limited's 6 1/2%
         Convertible Preferred Equivalent Obligations due 2006**
10.14    Registration Rights Agreement dated February 19, 1997
         relating to Globalstar's 11 3/8% Senior Notes due 2004 and the Company's Warrants to purchase 1,032,250 shares of
         Common Stock issued in connection therewith.***
10.15    Registration Rights Agreement dated June 13, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4%
         Senior Notes due 2004.****
10.16    Registration Rights Agreement dated October 29, 1997
         relating to Globalstar's and Globalstar Capital
         Corporation's 10 3/4% Senior Notes due 2004.*****
12       Statement Regarding Computation of Ratios+

EXHIBIT
NUMBER                      DESCRIPTION OF EXHIBIT
-------                     ----------------------
23       Consent of Deloitte & Touche LLP+
27       Financial Data Schedule (EDGAR only)+

---------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-86808).

** Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-6477).

*** Incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996.

**** Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-25461).

***** Incorporated by reference to Globalstar's Registration Statement on Form
      S-4 (No. 333-41229).

+      Filed herewith.

++      Management compensation plan.

     (b) Reports on Form 8-K

     Form 8-K filed on October 31, 1997 reporting the issuance of $325 million of 10 3/4% Senior Notes due 2004.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Globalstar Telecommunications Limited

                                          By:         BERNARD L. SCHWARTZ
                                            ------------------------------------
                                                 (Chairman of the Board and
                                                  Chief Executive Officer)
                                                    Date: March 30, 1998

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURES                                    TITLE                     DATE
                    ----------                                    -----                     ----

                BERNARD L. SCHWARTZ                  Chairman of the Board and           March 30, 1998
---------------------------------------------------  Chief Executive Officer
                Bernard L. Schwartz

                 GREGORY J. CLARK                    Director and President              March 30, 1998
---------------------------------------------------
                 Gregory J. Clark

                SIR RONALD GRIERSON                  Director                            March 30, 1998
---------------------------------------------------
                Sir Ronald Grierson

                  ROBERT B. HODES                    Director                            March 30, 1998
---------------------------------------------------
                  Robert B. Hodes

                   E. JOHN PEETT                     Director                            March 30, 1998
---------------------------------------------------
                   E. John Peett

                MICHAEL B. TARGOFF                   Director                            March 30, 1998
---------------------------------------------------
                Michael B. Targoff

                 A. ROBERT TOWBIN                    Director                            March 30, 1998
---------------------------------------------------
                 A. Robert Towbin

                MICHAEL P. DEBLASIO                  Director and                        March 30, 1998
---------------------------------------------------  Principal Financial Officer
                Michael P. DeBlasio

                  HARVEY B. REIN                     Principal Accounting Officer        March 30, 1998
---------------------------------------------------
                  Harvey B. Rein

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on March 30, 1998.

                                          GLOBALSTAR, L.P.

                                          By: Loral/QUALCOMM Satellite Services,
                                              L.P.,
                                            its General Partner

                                          By: Loral/QUALCOMM Partnership, L.P.,
                                            its General Partner

                                          By: Loral General Partner, Inc.,
                                            its General Partner

                                          By: /s/ BERNARD L. SCHWARTZ

                                            ------------------------------------
                                            Bernard L. Schwartz
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

             SIGNATURES                                    TITLE                           DATE
             ----------                                    -----                           ----

       /s/ BERNARD L. SCHWARTZ         Chairman of the Board and Chief Executive      March 30, 1998
------------------------------------   Officer
         Bernard L. Schwartz

        /s/ GREGORY J. CLARK           Director                                       March 30, 1998
------------------------------------
          Gregory J. Clark

         /s/ ERIC J. ZAHLER            Director                                       March 30, 1998
------------------------------------
           Eric J. Zahler

                         INDEX TO FINANCIAL STATEMENTS

                                                                   PAGE
                                                                   ----
GLOBALSTAR TELECOMMUNICATIONS LIMITED (A General Partner of
  Globalstar, L.P.)

  Independent Auditors' Report..............................  F-2
  Balance Sheets............................................  F-3
  Statements of Operations..................................  F-4
  Statements of Shareholders' Equity........................  F-5
  Statements of Cash Flows..................................  F-6
  Notes to Financial Statements.............................  F-7

GLOBALSTAR, L.P. (A development stage limited partnership)
  Independent Auditors' Report..............................  F-13
  Consolidated Balance Sheets...............................  F-14
  Consolidated Statements of Operations.....................  F-15
  Consolidated Statements of Cash Flows.....................  F-16
  Consolidated Statements of Ordinary Partners' Capital and
     Subscriptions Receivable...............................  F-17
  Notes to Consolidated Financial Statements................  F-18

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Globalstar Telecommunications Limited:

     We have audited the accompanying balance sheets of Globalstar Telecommunications Limited (a Bermuda company and a General Partner of Globalstar, L.P.) as of December 31, 1997 and 1996 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Globalstar Telecommunications Limited as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
San Jose, California
March 6, 1998

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                                 BALANCE SHEETS
                       (In thousands, except share data)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                1997          1996
                                                              --------    ------------
ASSETS

Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests................  $303,089      $302,037
  Ordinary partnership interests............................   297,417       158,038
  Ordinary partnership warrants.............................    12,210        22,601
                                                              --------      --------
     Total assets...........................................  $612,716      $482,676
                                                              ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Interest payable..........................................  $  1,679      $  1,679
Convertible preferred equivalent obligations ($310,000
  principal amount).........................................   301,410       300,358
Commitments and contingencies (Note 3)
Shareholders' equity:
  Common stock, $1.00 par value, 200,000,000 shares
     authorized (30,638,152 and 10,000,000 issued and
     outstanding at December 31, 1997 and 1996,
     respectively)..........................................    30,638        10,000
  Paid-in capital...........................................   318,643       175,750
  Warrants..................................................    12,210        22,601
  Accumulated deficit.......................................   (51,864)      (27,712)
                                                              --------      --------
Total shareholders' equity..................................   309,627       180,639
                                                              --------      --------
     Total liabilities and shareholders' equity.............  $612,716      $482,676
                                                              ========      ========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                YEARS ENDED DECEMBER 31,
                                                              ----------------------------
                                                               1997      1996       1995
                                                               ----      ----       ----
Equity in net loss applicable to ordinary partnership
  interests of
  Globalstar, L.P...........................................  $24,152   $15,080   $ 12,632
Dividend income on Globalstar, L.P. redeemable preferred
  partnership interests.....................................  (21,202)  (17,370)
Interest expense on convertible preferred equivalent
  obligations...............................................   21,202    17,370
                                                              -------   -------   --------
Net loss....................................................  $24,152.. $15,080   $ 12,632
                                                              =======   =======   ========
Net loss per share -- basic and diluted.....................  $  0.86   $  0.75   $   0.63
                                                              =======   =======   ========
Weighted average shares outstanding -- basic and diluted....   27,962    20,000     20,000
                                                              =======   =======   ========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                    COMMON STOCK
                                  -----------------   PAID-IN               ACCUMULATED
                                  SHARES    AMOUNT    CAPITAL    WARRANTS     DEFICIT      TOTAL
                                  ------    ------    -------    --------   -----------    -----
Balance, December 31, 1994......      12   $     12   $    112                            $    124
Sale of common stock, net of
  offering costs of $14,250.....  10,000     10,000    175,750                             185,750
Repurchase of common stock from
  Globalstar, L.P...............     (12)       (12)      (112)                               (124)
Net loss........................                                             $(12,632)     (12,632)
                                  ------   --------   --------   -------     --------     --------
Balance, December 31, 1995......  10,000     10,000    175,750                (12,632)     173,118
Warrants issued in connection
  with the Globalstar Credit
  Agreement.....................                                 $22,601                    22,601
Net loss........................                                              (15,080)     (15,080)
                                  ------   --------   --------   -------     --------     --------
Balance, December 31, 1996......  10,000     10,000    175,750    22,601      (27,712)     180,639
Exercise of warrants in March
  1997..........................   4,185      4,185    129,327   (22,601)                  110,911
Exercise of rights in May
  1997..........................   1,131      1,131     28,845                              29,976
Stock split.....................  15,317     15,317    (15,317)
Exercise of stock options.......       5          5         38                                  43
Warrants issued in connection
  with Globalstar, L.P.'s
  11 3/8% Senior Notes..........                                  12,210                    12,210
Net loss........................                                              (24,152)     (24,152)
                                  ------   --------   --------   -------     --------     --------
Balance, December 31, 1997......  30,638   $ 30,638   $318,643   $12,210     $(51,864)    $309,627
                                  ======   ========   ========   =======     ========     ========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1997         1996         1995
                                                              ---------    ---------    ---------
Operating activities:
  Net loss..................................................  $ (24,152)   $ (15,080)   $ (12,632)
  Equity in net loss applicable to ordinary partnership
    interests of Globalstar, L.P............................     24,152       15,080       12,632
  Increase in redemption value of redeemable preferred
    partnership interests...................................     (1,052)        (858)
  Dividends accrued on redeemable preferred partnership
    interests in excess of cash received....................                  (1,679)
  Amortization of convertible preferred equivalent
    obligations issue costs.................................      1,052          858
  Change in operating liability -- Interest payable.........                   1,679
                                                              ---------    ---------    ---------
Net cash provided by (used in) operating activities.........         --           --           --
                                                              ---------    ---------    ---------
Investing activities:
  Purchase of ordinary partnership interests in Globalstar,
    L.P.....................................................   (140,930)                 (185,750)
  Purchase of redeemable preferred partnership interests in
    Globalstar, L.P.........................................                (299,500)
  Purchase of warrants in Globalstar, L.P...................    (12,210)          --
                                                              ---------    ---------    ---------
Net cash used in investing activities.......................   (153,140)    (299,500)    (185,750)
                                                              ---------    ---------    ---------
Financing activities:
  Net proceeds from sale of common stock....................         43                   185,750
  Payment of debt offering costs............................                 (10,500)
  Sale of convertible preferred equivalent obligations......                 310,000
  Repurchase of common stock from Globalstar, L.P...........                                 (124)
  Repayment of advances from Globalstar, L.P................                                  (66)
  Offering proceeds used to repay initial public offering
    costs deferred in prior period..........................                                  190
  Proceeds from issuance of warrants in connection with sale
    of Globalstar, L.P.'s 11 3/8% Senior Notes..............     12,210
  Proceeds from exercise of guarantee warrants..............    110,911
  Proceeds from exercise of rights..........................     29,976
                                                              ---------    ---------    ---------
Net cash provided by financing activities...................    153,140      299,500      185,750
                                                              ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........         --           --           --
Cash and cash equivalents, beginning of period..............         --           --           --
                                                              ---------    ---------    ---------
Cash and cash equivalents, end of period....................  $      --    $      --    $      --
                                                              =========    =========    =========
Noncash transaction:
  Warrants issued in connection with the Globalstar credit
    agreement...............................................               $  22,601
                                                                           =========
Supplemental information:
  Interest paid during the year.............................  $  20,150    $  14,833
                                                              =========    =========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

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

     Loral Space & Communications Ltd. ("Loral"), through a subsidiary and intermediate limited partnerships, is the managing general partner of Globalstar. At December 31, 1997, Loral had a direct and indirect ownership of 20,962,211 (40.1%) ordinary partnership interests of Globalstar, including 5,439,678 shares of GTL's outstanding common stock.

     On April 23, 1996, a merger between Loral Corporation ("Old Loral") and Lockheed Martin Corporation ("Lockheed Martin") was completed. In conjunction with the merger, Old Loral's direct and indirect interests in GTL and Globalstar were transferred to Loral.

     At December 31, 1997, GTL owns 15,319,076 (29.3%) of Globalstar's outstanding ordinary partnership interests and 100% of Globalstar's Redeemable Preferred Partnership Interests. As GTL's investment in Globalstar is GTL's only asset, GTL is dependent upon Globalstar's success and achievement of profitable operations for the recovery of its investment. Globalstar is a development stage limited partnership which may encounter problems, delays and expenses, many of which may be beyond Globalstar's control. These may include, but are not limited to, problems related to technical development of the system, testing, regulatory compliance, manufacturing and assembly, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. There can be no assurance that substantial delays in any of the foregoing matters would not delay Globalstar's achievement of profitable operations and affect the recoverability of GTL's investment. All expenses necessary to maintain GTL's operations are borne by Globalstar.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Investment in Globalstar, L.P.

     GTL accounts for its investment in Globalstar's ordinary partnership interests on the equity basis, recognizing its allocated share of net loss for each period since its initial investment on February 22, 1995. This investment includes the fair value of warrants received or acquired from Globalstar in 1996 and 1997 (see Notes 4 and 5). The excess carrying value of this investment over GTL's interest in Globalstar's ordinary partners' capital is attributable to the Globalstar System Under Construction. Amortization of this excess will begin upon Globalstar's commencement of commercial service. Dividend income on GTL's investment in Globalstar's Redeemable Preferred Partnership Interests includes accretion of the carrying amount of the investment to redemption value.

  Convertible Preferred Equivalent Obligations (CPEOs)

     Costs incurred in connection with the issuance of the CPEOs have been netted against the proceeds of the offering. Interest expense includes accretion of the carrying value of the CPEOs to redemption value.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Stock Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123") GTL accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

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

  Earnings Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. The adoption of SFAS 128 had no effect on reported net loss per share. Due to GTL's net losses for the years ended December 31, 1997, 1996 and 1995, diluted weighted average shares outstanding excludes assumed conversion of GTL's Convertible Preferred Equivalent Obligations and the assumed exercise of outstanding options and warrants as their effect would have been anti-dulutive. Accordingly, basic and diluted weighted average shares outstanding is based on the weighted average common shares outstanding for the years ended December 31, 1997, 1996 and 1995.

  Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), and in February 1998, issued statement No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. SFAS 132 expands and standardizes the disclosure requirements for pensions and other postretirement benefits. GTL is required to adopt SFAS 130, 131 and 132 in 1998 and the financial statements of GTL will reflect the appropriate disclosures.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3. SALE OF CONVERTIBLE PREFERRED EQUIVALENT OBLIGATIONS AND PURCHASE OF REDEEMABLE PREFERRED PARTNERSHIP INTERESTS

     During 1996, GTL issued 6.2 million shares of its 6 1/2% Convertible Preferred Equivalent Obligations due 2006, par value $50 per share (the "CPEOs"), for net proceeds of $299.5 million. As of December 31, 1997, 6.2 million shares of the CPEOs were outstanding, of which Loral holds 2.05 million shares. The fair value of the CPEOs, based on quoted market prices, was approximately $522.4 and $329 million on December 31, 1997 and 1996, respectively.

     The CPEOs are subordinated to existing and future debt obligations of GTL, are convertible into 10,061,668 shares of GTL common stock at a conversion price of $30.81 per share, subject to adjustment for certain antidilution events, bear interest at 6 1/2% per annum, payable quarterly, are currently redeemable (at a premium which declines over time) by GTL, and, if still outstanding, must be redeemed by GTL on March 1, 2006. Interest and redemption payments may be made in cash or shares of common stock. In certain limited circumstances involving a change of control of GTL, as defined, holders may elect to convert their CPEOs into GTL common stock based on the then average market price, subject to GTL's option to redeem the CPEOs. The CPEOs are shown in the accompanying financial statements net of discounts and other offering costs and are being increased to their redemption value over the term of the CPEOs.

     The net proceeds of $299,500,000 were used by GTL to purchase 4,769,230 Redeemable Preferred Partnership Interests ("RPPIs") in Globalstar. The RPPIs will convert to ordinary partnership interests on a one-for-one basis upon any conversion of the CPEOs into GTL common stock, will pay a quarterly preferred distribution to GTL of 6 1/2% per annum, will be allocated losses of the partnership only after all adjusted capital accounts of the ordinary partnership interests have been reduced to zero, and are redeemable on terms comparable to the CPEOs. Globalstar may elect to make the quarterly preferred distribution or redemption payments to GTL in cash or general partnership interests. If such distribution is made in cash, GTL must make its interest payment on the CPEOs in cash. Globalstar may elect to defer payment of the preferred distribution; in such case, GTL may also elect to defer interest payment on the CPEOs. However, holders of the CPEOs are entitled to certain representation rights on the General Partners' Committee of Globalstar in the event six consecutive interest payments are deferred. At December 31, 1997, the RPPIs were subordinated to Globalstar's existing indebtedness of approximately $1.2 billion principal amount.

4. SENIOR NOTES AND WARRANTS

     On February 13, 1997, GTL and Globalstar sold units consisting of $500 million aggregate principal amount of Globalstar's 11 3/8% Senior Notes due 2004 and warrants to purchase 2,064,500 shares of GTL common stock in a private offering. GTL was allocated $12,210,000 of the offering proceeds for these warrants which were used to purchase warrants for Globalstar's ordinary partnership interests.

     The warrants are exercisable on or after February 19, 1998 at a price of $34.787 per share and expire on February 15, 2004. The warrants represent approximately 1.8% of Globalstar's total partnership interests on a fully diluted basis. Any proceeds from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests.

5. SHAREHOLDERS' EQUITY

     On May 28, 1997, GTL issued a two-for-one stock split to shareholders of record on May 12, 1997 in the form of a 100% stock dividend. Accordingly, all GTL share and per share amounts, excluding the balance sheet and statements of shareholders' equity, have been restated to reflect the stock split. Prior to the two-for-one stock split, GTL's equity securities and convertible securities were represented by equivalent Globalstar partnership interests on an approximate one-for-one basis. Globalstar's partnership interests were not affected

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5. SHAREHOLDERS' EQUITY (CONTINUED)
by the GTL stock split and, accordingly, GTL's equity securities and convertible securities are now represented by equivalent Globalstar partnership interests on an approximate two-for-one basis.

     On February 14, 1995, GTL completed an initial public offering of 20 million shares of common stock (as adjusted for two-for-one stock split) resulting in net proceeds of $185,750,000. Effective February 22, 1995, GTL purchased 10 million ordinary partnership interests from Globalstar with the net proceeds of the initial public offering. Also on February 22, 1995, GTL repurchased at original cost, the 24,000 shares of common stock representing the initial capitalization it had sold to Globalstar in 1994.

     Partners in Globalstar have the right to convert their partnership interests into shares of GTL on a one-for-two basis following the Full Constellation Date, as defined, of the Globalstar System and after at least two consecutive quarters of positive net income, subject to certain annual limitations. GTL has reserved 74 million shares for this purpose.

  Guarantee Warrants

     On December 15, 1995, Globalstar entered into a $250 million credit agreement (the "Globalstar Credit Agreement") with a group of banks. Lockheed Martin and certain Globalstar partners guaranteed $206.3 million and $43.7 million of the Globalstar Credit Agreement, respectively. In addition, Loral agreed to indemnify Lockheed Martin for any liability in excess of $150 million. In exchange for the guarantee and indemnity, GTL issued warrants to purchase 8,370,636 shares of GTL common stock at $13.25 per share as follows: Loral and SS/L 2,275,044 warrants, Lockheed Martin 5,022,380 warrants and certain Globalstar partners 1,073,212 warrants. As part of this transaction, Globalstar issued GTL warrants to purchase an additional 1,131,168 ordinary partnership interests of Globalstar. In February 1997, GTL accelerated the vesting and exercisability of these warrants and the holders exercised such warrants. In addition, GTL distributed to the holders of its common stock rights to subscribe for and purchase 2,262,336 GTL shares for a price of $13.25 per share of which Loral received rights to purchase 318,344 shares and Loral agreed to purchase all shares not purchased upon exercise of the rights. In March 1997, the warrants to purchase 8,370,636 shares of GTL common stock were exercised for proceeds of approximately $110.9 million. In May 1997, GTL shareholders exercised the rights to purchase 2,262,336 shares of GTL common stock (including 350,348 shares purchased by Loral) for $13.25 per share for proceeds of $30.0 million. GTL used the total proceeds of $140.9 million to purchase 5,316,486 Globalstar ordinary partnership interests for $26.50 per interest.

  Stock Option Arrangements

     Officers, directors and employees of Globalstar are eligible to participate in GTL's 1994 Stock Option Plan (the "Plan"), which provides for nonqualified and incentive stock options. The plan is administered by a stock option committee (the "Committee"), appointed by the GTL Board of Directors. The Committee determines the option price, the option's exercise date and the expiration date of each option (provided no option shall be exercisable after the expiration of ten years from the date of grant). Proceeds received by GTL for options exercised will in turn be used to purchase Globalstar ordinary partnership interests under a two-for-one exchange arrangement.

     As described in Note 2, GTL accounts for its stock-based compensation using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense based on the fair value method has been recognized in GTL's financial statements for stock-based compensation.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5. SHAREHOLDERS' EQUITY (CONTINUED)
     SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as though GTL had adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from GTL's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. GTL's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six months following vesting; stock volatility, 30%; risk free interest rates, 5.76% to 6.58% based on date of grant in 1997, 6.25% in 1996 and 6% in 1995; and no dividends during the expected term. GTL's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1997, 1996 and 1995 awards had been amortized to Globalstar's expense over the vesting period of the awards, GTL's pro forma net loss would have increased by $685,000 ($0.03 per share) to $24,837,000 ($0.89 per share) in 1997, $223,000 ($0.01 per share) to $15,303,000 ($0.76 per share)
in 1996 and $33,000 to $12,665,000 ($0.63 per share) in 1995.

     A summary of the status of the GTL stock option plan for the years ended December 31, 1997, 1996 and 1995 is presented below:

                                                                         WEIGHTED-
                                                                          AVERAGE
                                                                         EXERCISE
                                                              SHARES       PRICE
                                                              -------    ---------
Granted in 1995 (weighted average fair value of $2.665 per
  share)....................................................  220,800    $ 8.3125
                                                              -------    --------
Outstanding at December 31, 1995............................  220,800      8.3125
Granted (weighted average fair value of $9.02 per share)....  244,000     27.4500
Forfeited...................................................   (2,400)     8.3125
                                                              -------    --------
Outstanding at December 31, 1996............................  462,400     18.4120
Granted (weighted average fair value of $14.20 per share)...  263,900     43.9300
Forfeited...................................................  (29,400)    22.3220
Exercised...................................................   (5,180)     8.3125
                                                              -------    --------
Outstanding at December 31, 1997............................  691,720    $28.0570
                                                              =======    ========
Options exercisable at December 31, 1997....................   47,620    $ 8.3125
                                                              =======    ========
At December 31, 1996 and 1995 no options were exercisable.

     The options generally expire ten years from the date of grant and become exercisable over the period stated in each option, generally ratably over a five-year period. All options granted during the year were non-qualified stock options with an exercise price equal to fair market value at the date of grant. As of December 31, 1997, 553,100 shares of common stock were available for future grant under the Plan.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5. SHAREHOLDERS' EQUITY (CONTINUED)
     The following table summarizes information about GTL's outstanding stock options at December 31, 1997:

                                            OUTSTANDING                     EXERCISABLE
                               -------------------------------------   ----------------------
                                              WEIGHTED
                                               AVERAGE     WEIGHTED                  WEIGHTED
                                              REMAINING     AVERAGE                  AVERAGE
                                             CONTRACTUAL   EXERCISE                  EXERCISE
    EXERCISE PRICE RANGE         NUMBER      LIFE-YEARS      PRICE       NUMBER       PRICE
    --------------------       -----------   -----------   ---------   -----------   --------
  $ 8.3125...................    201,820        7.70       $  8.3125     47,620      $8.3125
  $25.1875 to $32.75.........    289,400        8.69         27.144
  $49.25.....................    200,500        9.75         49.25
                                 -------                   --------      ------      -------
                                 691,720                   $ 28.057      47,620      $8.3125
                                 =======                   ========      ======      =======

  Stock Option Transactions

     The Company and Globalstar have agreed that upon the exercise of options under the GTL 1994 Stock Option Plan by optionees who are employees of Globalstar or any of its controlling entities, Globalstar will issue to the Company one Globalstar ordinary partnership interest for every two shares of common stock issued to the optionee. During 1997, the Company issued 5,180 shares of common stock to optionees at a price of $8.3125 per share. The Company purchased 2,590 Globalstar ordinary partnership interests with the proceeds from the issuance of the common stock.

6. QUARTERLY FINANCIAL INFORMATION (Unaudited)

                                                                QUARTER ENDED
                                                 -------------------------------------------
                                                 MARCH 31,   JUNE 30,   SEPT. 30,   DEC. 31,
                                                 ---------   --------   ---------   --------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1997:
Equity in net loss applicable to ordinary
  partnership interests of Globalstar, L.P.....   $4,380      $6,323     $7,278      $6,171
Net loss.......................................    4,380       6,323      7,278       6,171
Net loss per share -- basic and diluted........     0.21        0.21       0.24        0.20
1996:
Equity in net loss applicable to ordinary
  partnership interests of Globalstar, L.P.....   $3,282      $3,942     $3,345      $4,511
Net loss.......................................    3,282       3,942      3,345       4,511
Net loss per share -- basic and diluted........     0.16        0.20       0.17        0.23

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Globalstar, L.P.:

     We have audited the accompanying consolidated balance sheets of Globalstar, L.P. (a development stage limited partnership) and its subsidiaries (collectively the "Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of operations, partners' capital and subscriptions receivable and cash flows for each of the three years in the period ended December 31, 1997 and cumulative. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1997 and 1996, and the results of its operations and its cash flows for the periods stated above in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
San Jose, California
March 6, 1998

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEETS
                  (In thousands, except partnership interests)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  464,154    $   21,180
  Other current assets......................................      29,626           606
                                                              ----------    ----------
          Total current assets..............................     493,780        21,786
Property and equipment, net.................................       2,574         1,720
Globalstar System under construction:
  Space segment.............................................   1,153,344       730,513
  Ground segment............................................     374,344       160,520
                                                              ----------    ----------
                                                               1,527,688       891,033
Additional satellite spares.................................      99,225
Deferred FCC license costs..................................      10,342         8,690
Deferred financing costs....................................      14,631        19,577
Other assets................................................         813           107
                                                              ----------    ----------
          Total assets......................................  $2,149,053    $  942,913
                                                              ==========    ==========

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable..........................................  $    1,272    $    4,401
  Payable to affiliates.....................................     105,357        63,937
  Accrued expenses..........................................       8,312         6,929
  Accrued interest on senior notes..........................      28,869
                                                              ----------    ----------
     Total current liabilities..............................     143,810        75,267
Deferred revenues...........................................      23,652        23,652
Vendor financing liability..................................     197,723       130,694
Borrowings under long-term revolving credit facility........                    96,000
Deferred interest payable...................................         420            77
11 3/8% Senior notes payable ($500,000 principal amount)....     475,579
11 1/4% Senior notes payable ($325,000 principal amount)....     303,641
10 3/4% Senior notes payable ($325,000 principal amount)....     320,311
Commitments and contingencies (Notes 4,6,7,9,11 and 13)
Redeemable preferred partnership interests (4,769,230
  outstanding at December 31, 1997 and 1996, $310,000
  redemption value).........................................     303,089       302,037
Ordinary partners' capital:
  Ordinary partnership interests (52,319,076 and 47,000,000
     outstanding at December 31, 1997 and 1996,
     respectively)..........................................     368,618       292,585
  Warrants..................................................      12,210        22,601
                                                              ----------    ----------
          Total ordinary partners' capital..................     380,828       315,186
                                                              ----------    ----------
          Total liabilities and partners' capital...........  $2,149,053    $  942,913
                                                              ==========    ==========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per ordinary partnership interest)

                                                                                   CUMULATIVE
                                                                                 MARCH 23, 1994
                                                 YEARS ENDED DECEMBER 31,       (COMMENCEMENT OF
                                               -----------------------------     OPERATIONS) TO
                                                1995       1996       1997      DECEMBER 31, 1997
                                               -------    -------    -------    -----------------
Operating expenses:
  Development costs..........................  $62,854    $42,152    $62,478        $188,763
  Marketing, general and administrative......   17,372     18,873     25,593          68,586
                                               -------    -------    -------        --------
Total operating expenses.....................   80,226     61,025     88,071         257,349
Interest income..............................   11,989      6,379     20,485          40,636
                                               -------    -------    -------        --------
Net loss.....................................   68,237     54,646     67,586         216,713
Preferred distributions and related increase
  in redeemable preferred partnership
  interests..................................              17,323     21,202          38,525
                                               -------    -------    -------        --------
Net loss applicable to ordinary partnership
  interests..................................  $68,237    $71,969    $88,788        $255,238
                                               =======    =======    =======        ========
Net loss per ordinary partnership
  interest -- basic and diluted..............  $  1.50    $  1.53    $  1.74
                                               =======    =======    =======
Weighted average ordinary partnership
  interests outstanding -- basic and
  diluted....................................   45,575     47,000     50,981
                                               =======    =======    =======

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                     CUMULATIVE
                                                                                                   MARCH 23, 1994
                                                                  YEARS ENDED DECEMBER 31,        (COMMENCEMENT OF
                                                              ---------------------------------    OPERATIONS) TO
                                                                1995        1996        1997      DECEMBER 31, 1997
                                                              ---------   ---------   ---------   -----------------
Operating activities:
  Net loss..................................................  $ (68,237)  $ (54,646)  $ (67,586)     $  (216,713)
  Deferred revenues.........................................     21,913       1,739                       23,652
  Stock compensation transactions...........................                    317       1,290            1,607
  Depreciation and amortization.............................        398         724       1,016            2,253
  Changes in operating assets and liabilities:
    Other current assets....................................       (506)       (100)    (29,020)         (29,626)
    Other assets............................................                   (107)       (706)            (813)
    Accounts payable........................................        857       1,723      (2,017)           1,201
    Payable to affiliates...................................      4,865      (3,553)     (1,488)            (177)
    Accrued expenses........................................      2,342       2,147       1,383            8,312
                                                              ---------   ---------   ---------      -----------
Net cash used in operating activities.......................    (38,368)    (51,756)    (97,128)        (210,304)
                                                              ---------   ---------   ---------      -----------
Investing activities:
  Globalstar System under construction......................   (328,261)   (490,776)   (636,655)      (1,527,688)
  Payable to affiliates for Globalstar System under
    construction............................................      8,863      19,921      42,908           96,734
  Capitalized interest accrued..............................                  5,211      39,552           44,763
  Accounts payable..........................................         67         608      (1,112)            (437)
  Vendor financing liability................................     42,219      88,475      67,029          197,723
                                                              ---------   ---------   ---------      -----------
    Cash used for Globalstar System.........................   (277,112)   (376,561)   (488,228)      (1,188,905)
  Additional satellite spares...............................                            (99,225)         (99,225)
  Purchases of property and equipment.......................       (888)       (935)     (1,870)          (4,812)
  Deferred FCC license costs................................     (2,535)     (1,634)     (1,652)          (8,107)
  Purchases of investments..................................   (126,923)                                (129,923)
  Maturity of investments...................................    126,923                                  129,923
  Other current assets......................................        190
                                                              ---------   ---------   ---------      -----------
Net cash used in investing activities.......................   (280,345)   (379,130)   (591,025)      (1,301,049)
                                                              ---------   ---------   ---------      -----------
Financing activities:
  Net proceeds from issuance of $500,000, 11 3/8% Senior
    Notes...................................................                            472,090          472,090
  Proceeds from warrants issued in connection with $500,000,
    11 3/8% Senior Notes....................................                             12,210           12,210
  Net proceeds from issuance of $325,000 11 1/4% Senior
    Notes...................................................                            301,850          301,850
  Net proceeds from issuance of $325,000 10 3/4% Senior
    Notes...................................................                            320,197          320,197
  Deferred financing costs..................................     (1,875)       (250)                      (2,125)
  Proceeds from capital subscriptions receivable............    133,780                                  282,441
  Payment of accrued capital raising costs..................       (900)                                  (2,400)
  Sale of partnership interests to GTL......................    185,750                 140,930          328,680
  Sale of redeemable preferred partnership interests to
    GTL.....................................................                299,500                      299,500
  Distributions on redeemable preferred partnership
    interests...............................................                (14,833)    (20,150)         (34,983)
  Prepaid interest on redeemable preferred partnership
    interests...............................................                     47                           47
  Borrowings under long-term revolving credit facility......                106,000      65,000          171,000
  Repayment of borrowings under long-term revolving credit
    facility................................................                (10,000)   (161,000)        (171,000)
                                                              ---------   ---------   ---------      -----------
Net cash provided by financing activities...................    316,755     380,464   1,131,127        1,975,507
                                                              ---------   ---------   ---------      -----------
Net increase (decrease) in cash and cash equivalents........     (1,958)    (50,422)    442,974          464,154
Cash and cash equivalents, beginning of period..............     73,560      71,602      21,180
                                                              ---------   ---------   ---------      -----------
Cash and cash equivalents, end of period....................  $  71,602   $  21,180   $ 464,154      $   464,154
                                                              =========   =========   =========      ===========
Noncash transactions:
  Payable to affiliates.....................................                                         $     9,308
                                                                                                     ===========
  Accrual of capital raising costs..........................                                         $     2,400
                                                                                                     ===========
  Deferred FCC license costs................................                                         $     2,235
                                                                                                     ===========
  Warrants issued in exchange for debt guarantee............  $  22,601                              $    22,601
                                                              =========                              ===========
  Increase in redemption value of preferred partnership
    interests...............................................              $   2,537   $   1,052      $     3,589
                                                                          =========   =========      ===========
Supplemental Information:
    Interest paid...........................................              $     515   $  48,527      $    49,042
                                                                          =========   =========      ===========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

    CONSOLIDATED STATEMENTS OF ORDINARY PARTNERS' CAPITAL AND SUBSCRIPTIONS
                                   RECEIVABLE

                           ORDINARY PARTNERS' CAPITAL

                                                               ORDINARY
                                                              PARTNERSHIP
                                                               INTERESTS    WARRANTS    TOTAL
                                                              -----------   --------   --------
Capital subscription, March 23, 1994 General partner (18,000
  interests)................................................   $ 50,000                $ 50,000
  Limited partner (18,000 interests)........................    225,000                 225,000
Cost of raising capital.....................................     (2,400)                 (2,400)
Net losses -- pre-capital subscription period:
  Year ended December 31, 1993..............................    (11,510)                (11,510)
  January 1, 1994 to March 22, 1994.........................     (6,872)                 (6,872)
Net loss applicable to ordinary partnership
  interests -- March 23, 1994 (commencement of operations)
  to December 31, 1994......................................    (26,244)                (26,244)
Capital subscription, December 31, 1994 (1,000 limited
  partnership interests)....................................     18,750                  18,750
                                                               --------                --------
Capital balances, December 31, 1994.........................    246,724                 246,724
Sale of 10,000 general partnership interests to GTL,
  February 22, 1995.........................................    185,750                 185,750
Warrant agreement in connection with debt guarantee.........                $ 22,601     22,601
Net loss applicable to ordinary partnership interests--Year
  ended December 31, 1995...................................    (68,237)                (68,237)
                                                               --------     --------   --------
Capital balances--December 31, 1995.........................    364,237       22,601    386,838
Stock compensation transactions by managing general partner
  for the benefit of Globalstar.............................        317                     317
Net loss applicable to ordinary partnership interests--Year
  ended December 31, 1996...................................    (71,969)                (71,969)
                                                               --------     --------   --------
Capital balances--December 31, 1996.........................    292,585       22,601    315,186
Exercise of warrants in March 1997..........................    163,488      (22,601)   140,887
Warrant agreement in connection with issuance of senior
  notes.....................................................                  12,210     12,210
Stock compensation transactions by managing general partner
  for the benefit of Globalstar.............................      1,290                   1,290
Sale of ordinary partnership interests in connection with
  GTL stock option exercises................................         43                      43
Net loss applicable to ordinary partnership interests--Year
  ended December 31, 1997...................................    (88,788)                (88,788)
                                                               --------     --------   --------
Capital balances--December 31, 1997.........................   $368,618     $ 12,210   $380,828
                                                               ========     ========   ========
SUBSCRIPTIONS RECEIVABLE
Capital subscriptions:
  March 23, 1994............................................   $275,000                $275,000
  December 31, 1994.........................................     18,750                  18,750
                                                               --------                --------
  Total subscriptions.......................................    293,750                 293,750
                                                               --------                --------
  Cash received.............................................   (148,661)               (148,661)
  Credit for pre-capital subscription costs.................    (11,309)                (11,309)
                                                               --------                --------
                                                               (159,970)               (159,970)
                                                               --------                --------
Subscriptions receivable, December 31, 1994.................    133,780                 133,780
  Cash received.............................................   (133,780)               (133,780)
                                                               --------                --------
Subscriptions receivable, December 31, 1995, 1996 and
  1997......................................................   $     --                $     --
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

     On April 23, 1996, a merger between Loral Corporation ("Old Loral") and Lockheed Martin Corporation ("Lockheed Martin") was completed. In conjunction with the merger, Old Loral's direct and indirect interests in Globalstar, Globalstar Telecommunications Limited ("GTL"), Space Systems/Loral, Inc. ("SS/L") and other affiliated businesses, as well as certain other assets and liabilities, were transferred to Loral Space & Communications Ltd., a Bermuda company (and with its subsidiaries "Loral").

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

     On November 23, 1994, GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. GTL's sole business is acting as a general partner of Globalstar. On February 14, 1995, GTL completed an initial public offering of 20,000,000 shares of common stock resulting in net proceeds of $185,750,000. Effective February 22, 1995, GTL purchased 10,000,000 partnership interests from Globalstar with the net proceeds of the initial public offering. The partners in Globalstar have the right to convert their partnership interests into shares of GTL common stock on a one-for-two basis following the Full Constellation Date, as defined, of the Globalstar System and after at least two consecutive reported fiscal quarters of positive net income, subject to certain annual limitations.

     At December 31, 1997, Loral had a direct and indirect ownership of 20,962,211 (40.1%) ordinary partnership interests of Globalstar, including 5,439,678 shares of GTL's outstanding common stock.

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

     Globalstar may encounter problems, delays and expenses, many of which may be beyond Globalstar's control. These may include, but are not limited to, problems related to technical development of the system, testing, regulatory compliance, manufacturing and assembly, the competitive and regulatory environment in

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. There can be no assurance that substantial delays in any of the foregoing matters would not delay Globalstar's achievement of profitable operations.

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

  Principles of Consolidation

     The consolidated financial statements include the accounts of Globalstar and its wholly-owned subsidiaries, including Globalstar Capital Corporation. All intercompany accounts and transactions are eliminated.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of cash on hand and highly liquid investments with original maturities of three months or less.

  Concentration of Credit Risk

     Financial instruments which potentially subject Globalstar to concentrations of credit risk are cash and cash equivalents. Globalstar's cash and cash equivalents are maintained with high-credit-quality financial institutions. The creditworthiness of such institutions is generally substantial and management believes that its credit evaluation, approval and monitoring processes mitigate potential credit risks.

  Property and Equipment

     Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, generally three to eight years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the improvements.

  Globalstar System Under Construction

     Globalstar System under construction expenditures include and will include progress payments and costs for the design, manufacture, test, launch and launch insurance for 56 low-earth orbit satellites, including eight in orbit spare satellites (the "Space Segment"), and ground and satellite operations control centers, gateways and user terminals (the "Ground Segment").

     Globalstar intends to depreciate the Space Segment over 7 1/2 years and to depreciate the Ground Segment over eight years as assets are placed in service. Service is currently anticipated to commence in early 1999. Losses from unsuccessful launches and in-orbit failures of Globalstar's satellites, net of insurance proceeds, will be recorded in the period when the loss occurs.

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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Financing Costs and Interest

     Deferred financing costs represent costs incurred in obtaining a long-term credit facility and the estimated fair value of a warrant agreement in connection with a guarantee of this facility (see Note 7-Credit Facility). Such costs are being amortized over the term of the credit facility as interest. Total amortization of deferred financing costs for the years ended December 31, 1997, 1996 and 1995 was approximately $4,946,000, $5,134,000 and $15,000, respectively.

     Interest costs incurred during the construction of the Globalstar System are capitalized. Total interest costs capitalized for the years ended December 31, 1997, 1996 and 1995 was approximately $95,895,000, $9,900,000 and $300,000, respectively.

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

  Vendor Financing

     Globalstar's contracts with SS/L call for a portion of the contract price to be deferred as vendor financing and to be repaid, over as long as a five-year period, commencing upon the initial service and full coverage dates of the Globalstar System or placing certain assets in service. Amounts deferred as vendor financing are capitalized as costs of the assets to which they relate as incurred.

  Notes Payable

     Interest accrues on the $500 million, $325 million and $325 million principal amount Senior Notes at 11 3/8%, 11 1/4% and 10 3/4% per annum, respectively. Globalstar is increasing the carrying value of the senior notes payable to their ultimate redemption value.

  Preferred Partnership Distributions

     Distributions accrue on the Redeemable Preferred Partnership Interests ("RPPIs") at 6 1/2% per annum. Globalstar is increasing the carrying value of the redeemable preferred partnership interests to their ultimate redemption value. The distributions are recorded as reductions against the ordinary partnership capital accounts.

  Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") Globalstar accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  Net (Loss) Income Allocation

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

  Earnings Per Ordinary Partnership Interest

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. The adoption of SFAS 128 had no effect on reported net loss per ordinary partnership interest. Due to Globalstar's net losses for the years ended December 31, 1997, 1996 and 1995, diluted average ordinary partnership interests outstanding excludes the assumed conversion of the Redeemable Preferred Partnership Interests and the assumed issuance of ordinary partnership interests upon exercise of GTL's outstanding options and warrants as their effect would have been anti-dilutive. Accordingly, basic and diluted weighted average ordinary partnership interests outstanding is based on net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding during the years ended December 31, 1997, 1996 and 1995.

  Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), and in February 1998, issued Statement No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. SFAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) disclosures about its products, services, geographic areas and major customers. SFAS 132 expands and standardizes the disclosure requirements for pensions and other postretirement benefits. Globalstar is required to adopt SFAS 130, 131 and 132 in 1998 and the financial statements of Globalstar will reflect the appropriate disclosures.

  Reclassifications

     Certain reclassifications have been made to conform prior-year amounts to the current-year presentation.

3. PROPERTY AND EQUIPMENT

                                                                  DECEMBER 31,
                                                             ----------------------
                                                              1997           1996
                                                             -------        -------
                                                                 (IN THOUSANDS)
Property and equipment consists of:
  Leasehold improvements...................................  $   612        $   473
  Furniture and office equipment...........................    4,200          2,469
                                                             -------        -------
                                                               4,812          2,942
  Accumulated depreciation and amortization................   (2,238)        (1,222)
                                                             -------        -------
                                                             $ 2,574        $ 1,720
                                                             =======        =======

     Depreciation and amortization expense for the years ended December 31, 1997, 1996 and 1995, was $1,016,000, $724,000, and $383,000, respectively.

4. GLOBALSTAR SYSTEM UNDER CONSTRUCTION

  Total System Cost

     As of December 31, 1997, Globalstar's current budgeted expenditures for the design, construction and deployment of the Globalstar System, including working capital, cash interest on borrowings and operating expenses is approximately $2.7 billion. Most of the ground segment costs are incurred under a cost-plus contract with Qualcomm. Actual amounts may vary from this estimate and additional funds would be required in the event of unforeseen delays, cost overruns, launch failures, technological risks, adverse regulatory developments, or to meet unanticipated expenses.

     In addition, Globalstar has agreed to purchase from SS/L eight additional spare satellites, for approximately $175 million, increasing Globalstar's ability to have at least 40 satellites in service during 1999, even in the event of a launch failure. If the launch program is successful, the additional satellites will serve as ground spares, readily available to replenish the constellation as needed to respond to satellite attrition during the first generation, or to increase system capacity as required. If Globalstar were to experience a launch failure, the costs associated with the construction and launch of replacements would be substantially covered by insurance.

     Further, in order to accelerate the deployment of gateways around the world Globalstar has agreed to finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. Globalstar expects to recover this financing upon resale of such gateways to its partners and service providers. At December 31, 1997, other current assets included $24.1 million of advances made under this agreement.

     In December 1997, an order for 40,000 fixed access terminals totalling $84 million was placed with Ericsson. Globalstar expects to recover this cost through resale of these terminals to vendors.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. GLOBALSTAR SYSTEM UNDER CONSTRUCTION (CONTINUED)
     As of December 31, 1997, Globalstar had raised or received commitments for approximately $2.6 billion, including the vendor financing arrangements. Globalstar intends to raise the remaining funds required for the Globalstar System from a combination of sources, including debt issuance (which may include an equity component), financial support from the Globalstar partners, projected service provider payments, projected net service revenues from initial operations, and anticipated payments from the sale of gateways and Globalstar phones. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

\  The Space Segment

     Globalstar has entered into a contract with SS/L, an affiliate of Loral and a limited partner of LQSS, to design, manufacture, test and launch its 56 satellite constellation, including eight in-orbit spares. The price of the contract consists of three parts, the first for non-recurring work at a price not to exceed $117.1 million, the second for recurring work at a fixed price of $15.6 million per satellite (including certain performance incentives of up to approximately $1.9 million per satellite) and the third for launch services and insurance. SS/L has agreed to obtain launch vehicles and arrange for the launch of Globalstar's satellites on Globalstar's behalf for all 56 satellites, and obtain insurance to cover the replacement cost of satellites or launch vehicles lost in the event of a launch failure. In certain circumstances these amounts are subject to equitable adjustment in light of future conditions, which may, in turn, be influenced by international political developments. Any change in such assumptions may result in an increase in the costs paid by Globalstar, which may be substantial. Termination by Globalstar of this contract would result in termination fees, which may be substantial.

     Globalstar has authorized SS/L to alter its original launch plans and procure three launches of the Starsem Soyuz launch vehicle, which will launch four Globalstar satellites each. As a result of this decision, total costs for launch vehicles and insurance are expected to be approximately $459 million.

     SS/L has entered into fixed-price subcontracts aggregating approximately $710 million, with certain of Globalstar's direct or indirect limited partners. Some of these contracts are subject to adjustment.

     Globalstar's space segment contract with SS/L calls for a portion of the contract price to be deferred as vendor financing (see Note 6).

  The Ground Segment

     Globalstar has entered into a contract with Qualcomm providing for the design, development, manufacture, installation, testing and maintenance of four gateways, two ground operations control centers and 300 pre-production subscriber terminals. The contract provides for reimbursement to Qualcomm, subject to a cap for certain joint development efforts, for contract costs incurred, plus a 12% fee thereon. Termination by Globalstar of its contract with Qualcomm would result in delays and termination fees, which may be substantial. A portion of the ground operations control center software is being developed by Globalstar.

     Qualcomm has revised its estimated costs under its contract due to additional integration testing procedures to support system readiness on schedule, scope changes to add features, capabilities and functions, cost growth and other factors. As a result of cost containment and arrangements with Qualcomm for $100 million of contract payment deferrals (see Note 15), Globalstar expects the total ground segment expenditure to be approximately $710 million, net of such deferrals, through the In-Service Date.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. GLOBALSTAR SYSTEM UNDER CONSTRUCTION (CONTINUED)
     Globalstar will receive from Qualcomm or its licensee(s) a payment of approximately $400,000 for each installed gateway sold to a Globalstar service provider. In addition, Globalstar will receive a payment of up to $10 on each Globalstar subscriber terminal sold, until Globalstar funding of that design has been recovered.

     Globalstar has entered into an agreement with Lockheed Martin for the development and delivery of two satellite operations control centers and 33 telemetry and command units for the Globalstar System. The fixed contract price is approximately $29.0 million and provides for reimbursement to Lockheed Martin for contract costs incurred such as labor, materials, travel, license fees, royalties and general and administrative expenses. Lockheed Martin will receive a 12% fee under the contract, 6% of which is payable at the time the costs are incurred with the remainder payable upon achievement of certain milestones. Globalstar will own any intellectual property produced under this contract.

5. VENDOR FINANCING LIABILITY

     Globalstar's space segment contract with SS/L calls for approximately $310 million of the contract price to be deferred as vendor financing. Of the $310 million, $90 million is interest bearing at the 30-day LIBOR rate plus 3% per annum. The remaining $220 million of vendor financing is non-interest bearing. Globalstar will repay the non-interest bearing portions as follows: $49 million following the launch and acceptance of 24 or more satellites (the "Preliminary Constellation"), $61 million upon the launch and acceptance of 48 or more satellites (the "Full Constellation"), and the remainder in equal installments over the five-year period following acceptance of the Preliminary and Full Constellations. Payment of the $90 million interest bearing vendor financing will be deferred until December 31, 1998 or the Full Constellation Date, whichever is earlier. Thereafter, interest and principal will be repaid in twenty equal quarterly installments over the next five years. At December 31, 1997 and 1996, approximately $90.0 million and $72.0 million, respectively, of the vendor financing liability was interest bearing.

     In addition, Globalstar's contract with SS/L for the eight additional satellites calls for approximately $43 million of the contract price to be deferred as vendor financing. Of the $43 million, $19 million is interest bearing, the remaining $24 million is non-interest bearing. The $19 million in vendor financing will be repaid pro-rata on a per satellite basis, as follows:
50% as each satellite is place into storage and 50% when the satellite is delivered and accepted on-orbit. Interest accrues at 10% per annum on the second 50% from the time the satellite is place into storage until the date SS/L is directed by Globalstar to release the satellite from storage and to ship it to the launch base for launch. Globalstar will repay the non-interest bearing portion of vendor financing monthly over a five year term with 50% of the payments commencing on the date the Preliminary Constellation has been accepted. Globalstar will commence repaying the remaining 50% when the Full Constellation has been accepted.

6. CREDIT FACILITY

     On December 15, 1995, Globalstar entered into a $250 million credit agreement (the "Globalstar Credit Agreement") with a group of banks. Lockheed Martin, Qualcomm, SS/L and another Globalstar partner have guaranteed $206.3 million, $21.9 million, $11.7 million and $10.1 million of the Globalstar Credit Agreement, respectively. In addition, Loral agreed to indemnify Lockheed Martin for any liability in excess of $150 million. The Globalstar Credit Agreement provides that Globalstar may select loans at varying interest rates, including the Eurodollar rate plus 5/8%. Globalstar pays a commitment fee on the unused portion. The Globalstar Credit Agreement contains covenants requiring Globalstar to meet certain financial ratios including minimum net worth of $200 million and limits additional indebtedness and the payment of cash distributions. The Globalstar Credit Agreement expires on December 15, 2000.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. CREDIT FACILITY (CONTINUED)
     In exchange for the guarantee and indemnity, GTL issued warrants to purchase 8,370,636 shares of GTL common stock at $13.25 per share as follows:
Loral and SS/L 2,275,044 warrants, Lockheed Martin 5,022,380 warrants, Qualcomm 734,262 warrants and another Globalstar partner 338,950 warrants. As part of this transaction, Globalstar issued GTL warrants to purchase an additional 1,131,168 ordinary partnership interests of Globalstar. In February 1997, GTL accelerated the vesting and exercisability of these warrants and the holders exercised such warrants. In addition, GTL distributed to the holders of its common stock rights to subscribe for and purchase 2,262,336 GTL shares for a price of $13.25 per share of which Loral received rights to purchase 318,344 shares and Loral agreed to purchase all shares not purchased upon exercise of the rights. In March 1997, the warrants to purchase 8,370,636 shares of GTL common stock were exercised for proceeds of approximately $110.9 million. In May 1997, GTL shareholders exercised the rights to purchase 2,262,336 shares of GTL common stock (including 350,348 shares purchased by Loral) for $13.25 per share for proceeds of $30.0 million. GTL used the total proceeds of $140.9 million to purchase 5,316,486 Globalstar ordinary partnership interests for $26.50 per interest.

     In addition, Globalstar also agreed to pay to Loral and the other guaranteeing partners a fee equal to 1.5% per annum of the average quarterly amount outstanding under the Globalstar Credit Agreement (the "Guarantee Fee"). Payment of the Guarantee Fee, classified as deferred interest payable in Globalstar's balance sheet, is being deferred and subordinated, with interest at LIBOR plus 3%, until after the termination date of the Globalstar Credit Agreement. Globalstar's managing general partner may also defer payment of such fee if it determines that such deferral is necessary to comply with the terms of any applicable credit agreement or indenture.

7. COMMITMENTS

     Globalstar leases its primary facility from Lockheed Martin under a non-cancellable operating lease expiring in 2000. The lease contains renewal options for up to an additional ten years. The following table presents the future minimum lease payments required under operating leases that have an initial lease term in excess of one year (in thousands):

1998........................................................  $2,777
1999........................................................   3,145
2000........................................................   2,182
2001........................................................     156
2002........................................................     156
Thereafter..................................................     611
                                                              ------
Total minimum lease payments................................  $9,027
                                                              ======

     Rent expense for the years ended December 31, 1997, 1996 and 1995, was approximately $1,756,000, $1,067,000, and $934,000, respectively. Included in rent expense are payments to Lockheed Martin of $1,480,000, $869,000, and $650,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

8. SENIOR NOTES AND WARRANTS

     On February 13, 1997, GTL and Globalstar sold units consisting of $500 million aggregate principal amount of Globalstar's 11 3/8% Senior Notes due 2004 and warrants to purchase 2,064,500 shares of GTL common stock in a private offering. GTL was allocated $12,210,000 of the offering proceeds for these warrants which were used to purchase warrants for Globalstar's ordinary partnership interests. The notes may not be

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. SENIOR NOTES AND WARRANTS (CONTINUED) redeemed prior to February 2002 and are subject to a prepayment premium prior to 2004. Interest is paid semi-annually.

     The warrants are exercisable on or after February 19, 1998 at a price of $34.787 per share and expire on February 15, 2004. Any proceeds from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests.

     On June 13, 1997, Globalstar sold $325 million principal amount of 11 1/4% Senior Notes due 2004 in a private offering. The notes may not be redeemed prior to June 2002 and are subject to a prepayment premium prior to 2004. Interest is paid semi-annually.

     On October 29, 1997, Globalstar sold $325 million principal amount of
10 3/4% Senior Notes due 2004 in a private offering. The notes may not be redeemed prior to November 2002 and are subject to a prepayment premium prior to 2004. Interest is paid semi-annually.

     The Senior Notes rank parri passu with each other and senior in right of payment to the RPPIs (see Note 9). The indentures for the notes contain certain covenants that among other things limit the ability of Globalstar to incur additional debt, issue preferred stock, or pay dividends and certain distributions. In certain limited circumstances involving a change of control of Globalstar, as defined, each note is redeemable at the option of the holder for 101% of the principal amount plus accrued interest.

9. SALE OF REDEEMABLE PREFERRED PARTNERSHIP INTERESTS

     During 1996, GTL purchased 4,769,230 RPPIs in Globalstar using the net proceeds of $299.5 million from GTL's sale of its Convertible Preferred Equivalent Obligations (the "CPEOs"). The RPPIs will convert to ordinary general partnership interests on a one-for-one basis upon any conversion of the CPEOs, will pay a quarterly preferred distribution to GTL of 6 1/2% per annum, will be allocated losses of the partnership only after all adjusted capital accounts of the ordinary partnership interests have been reduced to zero, and are redeemable on terms comparable to the CPEOs. If still outstanding, the RPPIs must be redeemed by Globalstar on March 1, 2006 for the aggregate amount of $310,000,000 plus all unpaid distributions. Globalstar may elect to make the quarterly preferred distribution and redemption payments to GTL in cash or general partnership interests. If such distribution is made in cash, GTL must make its interest payment on the CPEOs in cash. Globalstar may elect to defer payment of the preferred distribution; in such case, GTL may also elect to defer interest payment on the CPEOs, however, holders of the CPEOs are entitled to certain representation rights on the General Partners' Committee of Globalstar in the event six consecutive interest payments are deferred. Through December 31, 1997, all payments have been made in cash on a timely basis.

10. ORDINARY PARTNERS' CAPITAL

  Initial Capital Subscriptions

     Prior to the commencement of Globalstar's operations on March 23, 1994, Loral and Qualcomm undertook independent efforts at their own risk to explore the feasibility of a Globalstar-type system. Efforts to develop the Globalstar System were formalized with the initial funding of Globalstar on March 23, 1994 through capital subscriptions of $50,000,000 for 18,000,000 general partner interests and $225,000,000 for an aggregate of 18,000,000 limited partner interests. In connection with the initial capital subscriptions, the partners of Globalstar agreed to reimburse Loral and Qualcomm for certain expenditures totaling $18,382,000 incurred related to such efforts from January 1, 1993 through March 22, 1994. These expenditures included development costs and marketing, general and administrative expenses related to the Globalstar System.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. ORDINARY PARTNER'S CAPITAL (CONTINUED)
     In addition, costs of $2,235,000 were incurred in connection with the FCC license application. The aggregate expenditures by Loral and Qualcomm of $20,617,000 were reimbursed through a credit of $11,309,000 issued to the general partner as a reduction of its required capital subscription payment and a payment to Qualcomm of $9,308,000. The reimbursed expenses of $18,382,000 have been charged to partners' capital as of the date of the capital subscription agreement and allocated to the partners' capital accounts in accordance with the partnership agreement. The $2,235,000 of costs relating to the FCC license application are included in the balance sheet.

  GTL Stock Split

     On May 28, 1997, GTL issued a two-for-one stock split. Prior to the two-for-one stock split, GTL's equity securities and convertible securities were represented by equivalent Globalstar partnership interests on an approximate one-for-one basis. Globalstar's partnership interests were not affected by the GTL stock split and, accordingly, GTL's equity securities and convertible securities are now represented by equivalent Globalstar partnership interests on an approximate two-for-one basis. All GTL share and per share amounts have been restated to reflect the stock split.

  Stock Option Arrangements

     Officers and employees of Globalstar are eligible to participate in GTL's 1994 Stock Option Plan (the "Plan"), which provides for nonqualified and incentive stock options. The plan is administered by a stock option committee (the "Committee"), appointed by the GTL Board of Directors. The Committee determines the option price, the option exercise date and the expiration date of each option (provided no option shall be exercisable after the expiration of ten years from the date of grant). Proceeds received by GTL for options exercised will be used to purchase Globalstar ordinary partnership interests under a two-for-one exchange arrangement.

     In 1997, 1996 and 1995, options to purchase 263,900, 244,000 and 220,800 shares of GTL common stock, respectively, were granted under the Plan. The options generally expire ten years from the date of grant and become exercisable over the period stated in each option, generally ratably over a five-year period. All options granted in 1995, 1996 and 1997 were non-qualified stock options with a price equal to fair market value at the date of grant. As of December 31, 1997, 553,100 shares of common stock were available for future grant under the Plan.

     On September 14, 1995, Loral, in its capacity as managing general partner, granted certain of its officers options to purchase 280,000 shares of the GTL common stock owned by Loral at an exercise price of $10.00 per share. The exercise price was greater than the market price at grant date. These options are immediately exercisable, and expire 12 years from date of grant; no options were exercised or cancelled during the year.

     On October 9, 1996, Loral, in its capacity as managing general partner, granted certain of its officers options to purchase 304,000 shares of the GTL common stock owned by Loral at a price $12.6875 below market price on the grant date. Such options vest over a three year period and expire 10 years from date of grant; no options were exercised or cancelled during the year.

     In April and December 1996, Loral granted certain officers and employees of Globalstar options to purchase 94,000 shares of Loral common stock at $10.50 per share and 5,000 shares of Loral common stock at $18.9375 per share, respectively. In April 1997, 5,000 shares were cancelled and 5,000 shares were granted at 13.75 per share. Such exercise prices were equal to the market price at grant date. These options expire ten years from the date of grant and become exercisable ratably over a five year period.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. ORDINARY PARTNER'S CAPITAL (CONTINUED)
     As described in Note 2-Summary of Significant Accounting Policies, Globalstar accounts for its stock-based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Except for $1,290,000 and $317,000 of compensation expense in 1997 and 1996, respectively, related to below market option grants, no compensation expense has been recognized in Globalstar's financial statements for stock-based compensation.

     Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires the disclosure of pro forma net income and earnings per share had Globalstar adopted the fair value method as of the beginning of 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Globalstar's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Globalstar's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six months following vesting; stock volatility, 30%; risk free interest rates, 5.76% to 6.58% based on date of grant in 1997, 6.25% in 1996 and 6% in 1995; and no dividends during the expected term. Globalstar's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1996 and 1995 awards (including the stock-based awards made by Loral to its officers and directors on Globalstar's behalf) had been amortized to expense over the vesting period of the awards, the pro forma net loss applicable to ordinary partnership interests would have increased by $2,536,000 to $91,324,000 ($1.79 per ordinary partnership interest) in 1997, $1,054,000 to $73,023,000 ($1.55 per ordinary partnership interest) in 1996 and $156,000 to $68,393,000 ($1.50 per ordinary partnership interest) in 1995.

     A summary of the status of the GTL stock option plan for the years ended December 31, 1997, 1996 and 1995 is presented below:

                                                                         WEIGHTED-
                                                                          AVERAGE
                                                                         EXERCISE
                                                              SHARES       PRICE
                                                              -------    ---------
Granted in 1995 (weighted average fair value $2.665 per
  share)....................................................  220,800    $ 8.3125
                                                              -------    --------
Outstanding at December 31, 1995............................  220,800      8.3125
Granted (weighted average fair value $9.02 per share).......  244,000     27.4500
Forfeited...................................................   (2,400)     8.3125
                                                              -------    --------
Outstanding at December 31, 1996............................  462,400     18.4120
Granted (weighted average fair value $14.20 per share)......  263,900     43.9300
Forfeited...................................................  (29,400)    22.3220
Exercised...................................................   (5,180)     8.3125
                                                              -------    --------
Outstanding at December 31, 1997............................  691,720    $28.0570
                                                              =======    ========
Options exercisable at December 31, 1997....................   47,620    $ 8.3125
                                                              =======    ========

     At December 31, 1996 and 1995, there were no options exercisable.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. ORDINARY PARTNER'S CAPITAL (CONTINUED)
     The following table summarizes information about the stock options outstanding at December 31, 1997:

                                    OUTSTANDING
                       -------------------------------------        EXERCISABLE
                                     WEIGHTED                  ----------------------
                                     AVERAGE        WEIGHTED                 WEIGHTED
                                    REMAINING       AVERAGE                  AVERAGE
                                   CONTRACTUAL      EXERCISE                 EXERCISE
EXERCISE PRICE RANGE   NUMBER       LIFE-YEARS       PRICE       NUMBER       PRICE
--------------------   -------   ----------------   --------   -----------   --------
$8.3125                201,820         7.70         $ 8.3125     47,620      $8.3125
$25.1875 to $32.75     289,400         8.69          27.144
$49.25                 200,500         9.75          49.25
                       -------                      --------     ------      -------
                       691,720                      $28.057      47,620      $8.3125
                       =======                      ========     ======      =======

11. PENSIONS AND OTHER EMPLOYEE BENEFITS

     Prior to April 23, 1996, Globalstar employees were eligible to participate in the employee benefit plans of Old Loral. Globalstar was charged for the actual costs of these benefits which for the period March 23 through December 31, 1994, amounted to $321,000, including $55,000 relating to pensions and retiree health care and life insurance benefits. The costs incurred for the year ended December 31, 1995 amounted to $710,000, including $121,000 relating to pensions and retiree health care and life insurance benefits. In April 1996, separate pension, post-retirement health care and life insurance and employee savings plans were established by Globalstar.

     Pensions: Globalstar maintains a noncontributory pension plan and a supplemental pension plan covering certain employees. Eligibility for participation in these plans vary and benefits are generally based on members' compensation and years of service. Plan assets are generally invested in U.S. government and agency obligations and listed stocks and bonds.

     Pension cost includes the following components (in thousands):

                                                               1997      1996
                                                              -------   -------
Service cost-benefits earned during the period..............  $   334   $   213
Interest cost on projected benefit obligation...............      347       195
Actual return on plan assets................................     (664)     (134)
Net amortization and deferral...............................      231      (151)
                                                              -------   -------
  Total pension cost........................................  $   248   $   123
                                                              =======   =======

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. PENSIONS AND OTHER EMPLOYEE BENEFITS (CONTINUED)
     The following presents the plan's funded status and amounts recognized in the balance sheet (in thousands):

                                                                DECEMBER 31,
                                                              -----------------
                                                               1997      1996
                                                              -------   -------
Actuarial present value of benefit obligations:
  Vested benefits...........................................  $ 3,960   $ 2,944
                                                              -------   -------
  Accumulated benefits......................................  $ 4,018   $ 3,129
  Effect of projected future salary increases...............    1,154       764
                                                              -------   -------
  Projected benefits........................................    5,172     3,893
Plan assets at fair value...................................    4,808     4,156
                                                              -------   -------
Plan assets in excess of (less than) projected benefit
  obligation................................................     (364)      263
Unrecognized net gain.......................................        7       386
                                                              -------   -------
Pension liability...........................................  $   371   $   123
                                                              =======   =======

     The principal actuarial assumptions were:

                                                                1997           1996
                                                            ------------   ------------
Discount rate.............................................     7.25%          7.75%
Rate of increase in compensation levels...................     4.50%          4.50%
Expected long-term rate of return on plan assets..........     9.50%          9.50%

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

     Post-retirement health care and life insurance costs include the following components (in thousands):

                                                               1997      1996
                                                              -------   -------
Service cost--benefits earned during the period.............  $    39   $    29
Interest cost on accumulated post-retirement benefit
  obligation................................................       49        32
Net amortization and deferral...............................       34        26
Return on assets............................................       (2)       (2)
                                                              -------   -------
Total post-retirement health care and life insurance
  costs.....................................................  $   120   $    85
                                                              =======   =======

At December 31, 1997 and 1996, the total accumulated post-retirement benefit obligation was $838,000 and $641,000, respectively. Actuarial assumptions used in determining the accumulated post-retirement benefit obligation include a discount rate of 7.25% and 7.75% at December 31, 1997 and 1996, respectively, and an assumed health care cost trend rate of 9.96% decreasing gradually to an ultimate rate of 5.50% by the year 2004. Changing the assumed health care cost trend by 1% in each year would change the accumulated post-retirement benefit obligation at December 31, 1997 by $254,000 and the aggregate service and interest cost components by $30,000 for the year ended December 31, 1997.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

     The carrying amounts of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of the Senior Notes is based on market quotations.

     The estimated fair values of Globastar's financial instruments are as follows (in thousands):

                                                         DECEMBER 31, 1997
                                                        --------------------
                                                        CARRYING      FAIR
                                                         AMOUNT      VALUE
                                                        --------    --------
Cash and cash equivalents.............................  $464,154    $464,154
10 3/4% Senior notes..................................   320,311     316,100
11 1/4% Senior notes..................................   303,641     325,000
11 3/8% Senior notes..................................   475,579     502,500

                                                         DECEMBER 31, 1996
                                                        --------------------
                                                        CARRYING      FAIR
                                                         AMOUNT      VALUE
                                                        --------    --------
Cash and cash equivalents.............................  $ 21,180    $ 21,180

13. RELATED PARTY TRANSACTIONS

     In addition to the transactions described in Notes 4, 5, 6, 7, 8, 9, 10, 11 and 15, Globalstar has a number of other transactions with its affiliates. Globalstar believes that the arrangements are as favorable to Globalstar as could be obtained from unaffiliated parties. The following describes these related-party transactions.

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

     A support agreement was entered into among Qualcomm, Loral and Globalstar pursuant to which Qualcomm agreed to assist Globalstar and SS/L with Globalstar's system design, support Globalstar and Loral with respect to various regulatory matters, and assist Globalstar and Loral in their marketing efforts with respect to Globalstar. For the years ended December 31, 1997, 1996 and 1995, Qualcomm has received approximately $894,000, $1,823,000, and $2,712,000, respectively, for costs incurred in rendering such support and assistance.

     Subsidiaries of Loral have formed joint ventures with partners which have executed service provider agreements granting the joint ventures exclusive rights to provide Globalstar service to users in Brazil, Canada

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13. RELATED PARTY TRANSACTIONS (CONTINUED) and Mexico as long as specified minimum levels of subscribers are met. Similar exclusive service provider agreements have been entered into with certain of Globalstar's limited partners for specific countries. These service providers will receive certain discounts from Globalstar's expected pricing schedule generally over a five-year period. Globalstar has also agreed to provide Qualcomm, under certain circumstances, with capacity on the Globalstar System for its OmniTRACS services at its most favorable rates and to grant to Qualcomm the exclusive right to utilize the Globalstar System to provide OmniTRACS-like services.

     Globalstar has entered into consulting agreements with certain limited partners. Costs incurred under these arrangements for the years ended December 31, 1997, 1996 and 1995, were approximately $143,000, $496,000, and $1,411,000, respectively. Globalstar anticipates that similar agreements may be entered into with other strategic partners in the future.

     Globalstar has granted to Hyundai Electronics Industries Co., Ltd. ("Hyundai") certain rights, including certain sub-contract rights with respect to its satellite constellation and the right, at Hyundai's election, to act as Globalstar's exclusive licensee authorized to manufacture and sell Globalstar phones in South and North Korea.

     Current payable to affiliates consists of:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1996
                                                              --------   --------
                                                                (IN THOUSANDS)
SS/L........................................................  $ 14,120   $ 22,572
Qualcomm....................................................    90,817     40,903
Loral.......................................................       420        462
                                                              --------   --------
Total.......................................................  $105,357   $ 63,937
                                                              ========   ========

     Commencing after the initiation of Globalstar services, LQP, the general partner of LQSS, will receive a managing partner's allocation equal to 2.5% of Globalstar's revenues up to $500 million plus 3.5% of revenues in excess of $500 million. Should Globalstar incur a net loss in any year following commencement of services, the allocation for that year will be reduced by 50% and LQP will reimburse Globalstar for allocation payments, if any, received in any prior quarter of such year, sufficient to reduce its management allocation for the year to 50%. No allocations have been made to date.

14. REGULATORY MATTERS

     Globalstar and its operations are, and will be, subject to substantial U.S. and international regulation, including required regulatory approvals in each country in which Globalstar intends to provide service. Globalstar's business may be significantly affected by regulatory activities.

15. SUBSEQUENT EVENT

     On March 4, 1998, Qualcomm entered into a financing agreement with Globalstar providing $100 million principal amount of vendor financing. The principal amount will accrue interest at a rate of 5.75% per annum, and will be capitalized to principal quarterly. Globalstar will make eight equal principal payments on a quarterly basis commencing on January 1, 2000 with final payment due October 1, 2001 accompanied by all then unpaid accrued interest.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
-------                      ----------------------
3.1       Memorandum of Association of Globalstar Telecommunications
          Limited*
3.2       Bye-Laws of Globalstar Telecommunications Limited*
4.1       Indenture dated as of March 6, 1996 relating to Globalstar
          Telecommunications Limited's 6 1/2% Convertible Preferred
          Equivalent Obligations due 2006**
4.2       Indenture dated as of February 15, 1997 relating to
          Globalstar's and Globalstar Capital Corporation's 11 3/8%
          Senior Notes due 2004***
4.3       Indenture dated as of June 1, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4% Senior Notes
          due 2004.****
4.4       Indenture dated as of October 15, 1997 relating to
          Globalstar's and Globalstar Capital Corporation's 10 3/4%
          Senior Notes due 2004.*****
10.1      Amended and Restated Agreement of Limited Partnership of
          Globalstar L.P., dated as of March 6, 1996, among
          Loral/Qualcomm Satellite Services, L.P., Globalstar
          Telecommunications Limited, AirTouch Satellite Services, San
          Giorgio S.p.A., Hyundai/Dacom, Loral/DASA Globalstar, L.P.,
          Loral Globalstar, L.P., TE.S.A.M. and Vodastar Limited***
10.2      Subscription Agreements by and between Globalstar, L.P., and each of AirTouch Communications, Alcatel Spacecom, Loral
          General Partner, Inc., Hyundai/Dacom and Vodastar Limited*
10.3      Subscription Agreement by and between Globalstar, L.P. and
          Loral/Qualcomm Satellite Services, L.P.*
10.4      Contract between Globalstar, L.P. and Space Systems/Loral,
          Inc.*
10.5      Contract for the Development of Certain Portions of the
          Ground Operations Control Center between Globalstar and
          Loral Western Development Laboratories.*
10.6      Contract for the Development of Satellite Orbital Operations
          Centers between Globalstar and Loral Aerosys, a division of
          Loral Aerospace Corporation.*
10.7      1994 Stock Option Plan.**++
10.8      Amendment to 1994 Stock Option Plan+++
10.9      Revolving Credit Agreement dated as of December 15, 1995, as amended on March 25, 1996, among Globalstar, certain banks parties thereto and Chemical Bank, as Administrative
          Agent***
10.10     Second Amendment to Revolving Credit Agreement dated July
          31, 1997 among Globalstar, certain banks parties thereto and
          The Chase Manhattan Bank, as Administrative Agent.*****
10.11     Third Amendment to Revolving Credit Agreement dated as of
          October 15, 1997 among Globalstar, certain banks parties
          thereto and The Chase Manhattan Bank, as Administrative
          Agent.*****
10.12     Warrant Agreement dated as of February 19, 1997 relating to
          Warrants to purchase shares of Common Stock of Globalstar
          Telecommunications Limited.***
10.13     Registration Rights Agreement dated March 6, 1996 relating to the Globalstar Telecommunications Limited's 6 1/2%
          Convertible Preferred Equivalent Obligations due 2006**
10.14     Registration Rights Agreement dated February 19, 1997
          relating to Globalstar's 11 3/8% Senior Notes due 2004 and the Company's Warrants to purchase 1,032,250 shares of
          Common Stock issued in connection therewith.***
10.15     Registration Rights Agreement dated June 13, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4%
          Senior Notes due 2004.****
10.16     Registration Rights Agreement dated October 29, 1997
          relating to Globalstar's and Globalstar Capital
          Corporation's 10 3/4% Senior Notes due 2004.*****
12        Statement Regarding Computation of Ratios+

23       Consent of Deloitte & Touche LLP+

27       Financial Data Schedule (EDGAR only)+

---------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 33-86808).

** Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-6477).

*** Incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996.

**** Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-25461).

***** Incorporated by reference to Globalstar's Registration Statement on Form
      S-4 (No. 333-41229).

+      Filed herewith.

++      Management compensation plan.