Form 10-Q
period 1998-03-31
GLOBALSTAR TELECOMMUNICATIONS LTD; GLOBALSTAR LP
filed 1998-05-15
CIK 933401, 1037927

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                                  CEDAR HOUSE
                                41 CEDAR AVENUE
                             HAMILTON HM12, BERMUDA
                           TELEPHONE: (441) 295-2244

                         COMMISSION FILE NUMBER 0-25456

                     JURISDICTION OF INCORPORATION: BERMUDA

                     IRS IDENTIFICATION NUMBER: 13-3795510

                            ------------------------

                                GLOBALSTAR, L.P.
                                3200 ZANKER ROAD
                               SAN JOSE, CA 95134
                           TELEPHONE: (408) 933-4000

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

     As of May 1, 1998, there were 40,988,702 shares of Globalstar Telecommunications Limited common stock outstanding.

================================================================================

                         PART I. FINANCIAL INFORMATION

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            CONDENSED BALANCE SHEETS
                       (In thousands, except share data)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (Unaudited)       (Note)
                                         ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests................   $303,352        $303,089
  Ordinary partnership interests............................    290,529         297,417
  Ordinary partnership warrants.............................     12,155          12,210
                                                               --------        --------
          Total assets......................................   $606,036        $612,716
                                                               ========        ========
                          LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Interest payable..........................................   $  1,679        $  1,679
Convertible preferred equivalent obligations ($310,000
  principal amount).........................................    301,673         301,410
Commitments and contingencies (Note 4)
Shareholders' equity:
  Common stock, $1.00 par value, 200,000,000 shares
     authorized (30,651,649 shares and 30,638,152 shares
     issued and outstanding at March 31, 1998 and December
     31, 1997, respectively)................................     30,652          30,638
  Paid-in capital...........................................    319,031         318,643
  Warrants..................................................     12,155          12,210
  Accumulated deficit.......................................    (59,154)        (51,864)
                                                               --------        --------
     Total shareholders' equity.............................    302,684         309,627
                                                               --------        --------
          Total liabilities and shareholders' equity........   $606,036        $612,716
                                                               ========        ========

---------------
Note: The December 31, 1997 balance sheet has been derived from audited financial statements at that date.

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Equity in net loss applicable to ordinary partnership
  interests of Globalstar, L.P..............................  $ 7,290    $ 4,380
Dividend income on Globalstar, L.P. redeemable preferred
  partnership interests.....................................   (5,300)    (5,300)
Interest expense on convertible preferred equivalent
  obligations...............................................    5,300      5,300
                                                              -------    -------
Net loss....................................................  $ 7,290    $ 4,380
                                                              =======    =======
Net loss per share -- basic and diluted.....................  $  0.24    $  0.21
                                                              =======    =======
Weighted average shares outstanding -- basic and diluted....   30,641     20,652
                                                              =======    =======
Pro forma net loss per share for two-for-one stock split
  (see Note 4) -- basic and diluted.........................  $  0.12    $  .011
                                                              =======    =======

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                    THREE MONTHS ENDED
                                                              -------------------------------
                                                              MARCH 31, 1998   MARCH 31, 1997
                                                              --------------   --------------
Operating activities:
  Net loss..................................................     $(7,290)        $  (4,380)
  Equity in net loss applicable to ordinary partnership
     interests of Globalstar, L.P. .........................       7,290             4,380
  Increase in redemption value of redeemable preferred
     partnership interests..................................        (263)             (263)
  Amortization of convertible preferred equivalent
     obligation costs.......................................         263               263
                                                                 -------         ---------
Net cash provided by (used in) operating activities.........          --                --
                                                                 -------         ---------
Investing activities:
  Purchase of ordinary partnership interests in Globalstar,
     L.P....................................................        (347)         (110,911)
  Purchase of warrants in Globalstar, L.P...................          --           (12,210)
                                                                 -------         ---------
Net cash used in investing activities.......................        (347)         (123,121)
                                                                 -------         ---------
Financing activities:
  Net proceeds from issuance of common stock upon exercise
     of options and warrants................................         347                --
  Proceeds from issuance of warrants in connection with sale
     of Globalstar, L.P.'s 11 3/8% Senior Notes.............          --            12,210
  Proceeds from exercise of guarantee warrants..............          --           110,911
                                                                 -------         ---------
Net cash provided by financing activities...................         347           123,121
                                                                 -------         ---------
Net increase (decrease) in cash and cash equivalents........          --                --
Cash and cash equivalents, beginning of period..............          --                --
                                                                 -------         ---------
Cash and cash equivalents, end of period....................     $    --         $      --
                                                                 =======         =========
Supplemental information:
  Interest paid during the period...........................     $ 5,037         $   5,037
                                                                 =======         =========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited ("GTL") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of GTL, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. GTL believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the latest Annual Report on Form 10-K for GTL and Globalstar, L.P. ("Globalstar").

2.  ORGANIZATION AND BUSINESS

     On November 23, 1994, GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. On February 14, 1995, GTL completed an initial public offering of 20,000,000 shares of common stock resulting in net proceeds of $185,750,000. Effective February 22, 1995, GTL purchased 21.3% of the ordinary partnership interests of Globalstar, L.P. (a development stage limited partnership), with the net proceeds of the initial public offering. GTL's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

     GTL's sole business is acting as a general partner of Globalstar, a development stage limited partnership, which is building and will operate a worldwide, low-earth orbit satellite-based wireless digital telecommunications system.

     At March 31, 1998, GTL held 29.3% of the ordinary partnership interests and 100% of the Redeemable Preferred Partnership Interests ("RPPI's") in Globalstar. GTL accounts for its investment in Globalstar on the equity method, recognizing its allocated share of net loss in the period incurred. GTL's allocated share of Globalstar's net loss applicable to ordinary partnership interests from the period February 22, 1995 through March 31, 1998 was $59,154,000.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Earnings Per Share

     In 1997, Financial Accounting Standards Board Statement No. 128, "Earnings per Share" (SFAS 128") replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. The adoption of SFAS 128 had no effect on reported net loss per share. Due to GTL's net losses for the quarters ended March 31, 1998 and 1997, respectively, diluted weighted average shares outstanding excludes the assumed conversion of GTL's 6 1/2% Convertible Preferred Equivalent Obligations due 2006 (the "CPEOs") and the assumed exercise of outstanding options and warrants as their effect would have been anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding is based on the weighted average common shares outstanding during the quarters ended March 31, 1998 and 1997.

  Comprehensive Income

     Effective January 1, 1998, GTL adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). During the periods presented, GTL had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive loss has not been provided as comprehensive loss equals net loss for all periods presented.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

4.  SUBSEQUENT EVENTS

  Redemption and Conversion of CPEOs

     On March 31, 1998 (the "Call Date"), GTL called for the redemption on April 30, 1998 of all its outstanding CPEOs, $310 million aggregate principal amount. As of April 30, 1998, all the holders of the CPEOs had converted their holdings into 10,061,615 shares of GTL common stock. As a result of such conversion, Globalstar's RPPIs were converted into ordinary partnership interests. In connection with the redemption, GTL issued 269,660 additional shares of GTL common stock in satisfaction of a required interest make-whole payment totaling approximately $16.6 million. A corresponding dividend make-whole payment was also made by Globalstar for which additional ordinary partnership interests were issued. Prior to the conversion, interest on the CPEOs and, correspondingly, dividends on the RPPIs, were payable quarterly at the rate of 6 1/2% per annum. The conversion of the CPEOs and the related RPPIs will result in annual cash savings of approximately $20.1 million.

  Purchase of Globalstar Partnership Interests

     On April 24, 1998, Loral Space and Communications ("Loral") announced a series of transactions which, if completed, will have the effect of (1) increasing Loral's fully diluted ownership in Globalstar to approximately 42%,
(2) establishing a Globalstar service provider fund of $210 million for reinvestment in the Globalstar project through the purchase of Globalstar gateways and user terminals and (3) the acquisition by entities advised by or associated with Soros Fund Management L.L.C. ("Soros") of 4.2 million shares of GTL common stock currently held by Loral. The GTL shares proposed to be acquired by Soros represent an indirect ownership in Globalstar of approximately 4%.

     In connection with the proposed series of transactions, GTL has agreed to provide a shelf-registration for the shares sold to Soros within one year after the purchase.

     The consummation of these transactions is contingent upon the completion of an equity financing by Loral and the satisfaction of all requirements under the Globalstar partnership agreements and applicable laws and regulations.

  GTL Two-For-One Stock Split

     On April 27, 1998, the Board of Directors of GTL, approved a two-for-one stock split of its common stock in the form of a stock dividend. The stock dividend will be paid on June 8, 1998 to shareholders of record as of May 29, 1998. GTL's equity securities and convertible securities are currently represented by equivalent Globalstar partnership interests on an approximate two-for-one basis. Globalstar's partnership interests will not be affected by the GTL stock split and, accordingly, GTL's equity securities and convertible securities will be represented by equivalent Globalstar partnership interests on an approximate four-for-one basis. At GTL's annual meeting on April 28, 1998, the shareholders approved a proposal to increase the number of GTL authorized common shares, $1.00 par value, to 600 million shares.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except partnership interest data)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (UNAUDITED)       (NOTE)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  291,931      $  464,154
  Other current assets......................................      29,335          29,626
                                                              ----------      ----------
          Total current assets..............................     321,266         493,780
Property and equipment, net.................................       2,908           2,574
Globalstar system under construction:
  Space segment.............................................   1,274,083       1,153,344
  Ground segment............................................     444,037         374,344
                                                              ----------      ----------
                                                               1,718,120       1,527,688
Additional satellite spares and user terminals..............     122,509          99,225
Deferred FCC license costs..................................      10,551          10,342
Deferred financing costs....................................      13,394          14,631
Other assets................................................       1,168             813
                                                              ----------      ----------
          Total assets......................................  $2,189,916      $2,149,053
                                                              ==========      ==========
                            LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable..........................................  $   14,672      $    1,272
  Payable to affiliates.....................................      80,276         105,357
  Vendor financing liability, current portion...............      45,599              --
  Accrued expenses..........................................       5,423           8,312
  Accrued interest on senior notes..........................      32,525          28,869
                                                              ----------      ----------
          Total current liabilities.........................     178,495         143,810
Deferred revenues...........................................      23,652          23,652
Vendor financing liability..................................     225,860         197,723
Deferred interest payable...................................         429             420
11 3/8% Senior notes payable ($500,000 principal amount)....     476,576         475,579
11 1/4% Senior notes payable ($325,000 principal amount)....     304,468         303,641
10 3/4% Senior notes payable ($325,000 principal amount)....     320,483         320,311
Commitments and contingencies (Notes 4, 5 and 6)
Redeemable preferred partnership interests (4,769,230
  outstanding, $310,000 redemption value)...................     303,352         303,089
Ordinary partners' capital:
  Ordinary partnership interests (52,325,825 and 52,319,076
     outstanding at March 31, 1998 and December 31, 1997,
     respectively)..........................................     344,446         368,618
  Warrants..................................................      12,155          12,210
                                                              ----------      ----------
     Total ordinary partners' capital.......................     356,601         380,828
                                                              ----------      ----------
          Total liabilities and partners' capital...........  $2,189,916      $2,149,053
                                                              ==========      ==========

---------------
Note: The December 31, 1997 balance sheet has been derived from audited consolidated financial statements at that date.

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         (In thousands, except per ordinary partnership interest data)
                                  (Unaudited)

                                                                                        CUMULATIVE
                                                                                      MARCH 23, 1994
                                                        THREE MONTHS ENDED           (COMMENCEMENT OF
                                                 --------------------------------     OPERATIONS) TO
                                                 MARCH 31, 1998    MARCH 31, 1997     MARCH 31, 1998
                                                 --------------    --------------    ----------------
Operating expenses:
  Development costs............................     $16,490           $11,241            $205,253
  Marketing, general and administrative........       8,271             6,341              76,857
                                                    -------           -------            --------
          Total operating expenses.............      24,761            17,582             282,110
Interest income................................       5,165             2,295              45,801
                                                    -------           -------            --------
Net loss.......................................      19,596            15,287             236,309
Preferred distributions and related increase in
  redeemable preferred partnership interests...       5,300             5,301              43,825
                                                    -------           -------            --------
Net loss applicable to ordinary partnership
  interests....................................     $24,896           $20,588            $280,134
                                                    =======           =======            ========
Net loss per ordinary partnership
  interest -- basic and diluted................     $  0.48           $  0.44
                                                    =======           =======
Weighted average ordinary partnership interests
  outstanding -- basic and diluted.............      52,321            47,326
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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                           CUMULATIVE
                                                                THREE MONTHS ENDED       MARCH 23, 1994
                                                                    MARCH 31,           (COMMENCEMENT OF
                                                              ----------------------     OPERATIONS) TO
                                                                1998         1997        MARCH 31, 1998
                                                              ---------    ---------    ----------------
Operating activities:
  Net loss..................................................  $ (19,596)   $ (15,287)     $  (236,309)
  Deferred revenues.........................................         --           --           23,652
  Stock compensation transactions...........................        322          318            1,929
  Depreciation and amortization.............................        347          236            2,600
  Changes in operating assets and liabilities:
    Other current assets....................................        291         (299)         (29,335)
    Other assets............................................       (355)         (27)          (1,168)
    Accounts payable........................................      1,327         (319)           2,528
    Payable to affiliates...................................      5,994       (3,202)           5,817
    Accrued expenses........................................     (2,889)      (1,298)           5,423
                                                              ---------    ---------      -----------
Net cash used in operating activities.......................    (14,559)     (19,878)        (224,863)
                                                              ---------    ---------      -----------
Investing activities:
  Globalstar System under construction......................   (190,432)    (137,636)      (1,718,120)
  Payable to affiliates for Globalstar System under
    construction............................................    (31,075)      (3,299)          65,659
  Capitalized interest accrued..............................      6,898        9,160           51,661
  Accounts payable..........................................     12,073         (529)          11,636
  Vendor financing liability................................     73,736       25,354          271,459
                                                              ---------    ---------      -----------
  Cash used for Globalstar System...........................   (128,800)    (106,950)      (1,317,705)
  Additional satellite spares and user terminals............    (23,284)     (28,348)        (122,509)
  Purchases of property and equipment.......................       (681)        (750)          (5,493)
  Deferred FCC license costs................................       (209)        (217)          (8,316)
  Purchases of investments..................................         --           --         (126,923)
  Maturity of investments...................................         --           --          126,923
                                                              ---------    ---------      -----------
Net cash used in investing activities.......................   (152,974)    (136,265)      (1,454,023)
                                                              ---------    ---------      -----------
Financing activities:
  Net proceeds from issuance of $500,000 11 3/8% Senior
    Notes...................................................         --      472,090          472,090
  Proceeds from warrants issued in connection with $500,000
    11 3/8% Senior Notes....................................         --       12,210           12,210
  Net proceeds from issuance of $325,000 11 1/4% Senior
    Notes...................................................         --           --          301,850
  Net proceeds from issuance of $325,000 10 3/4% Senior
    Notes...................................................         --           --          320,197
  Deferred financing costs..................................         --           --           (2,125)
  Proceeds of capital subscriptions receivable..............         --           --          282,441
  Payment of accrued capital raising costs..................         --           --           (2,400)
  Sale of partnership interests to GTL......................        347      110,911          327,027
  Sale of redeemable preferred partnership interests to
    GTL.....................................................         --           --          299,500
  Distributions on redeemable preferred partnership
    interests...............................................     (5,037)      (5,037)         (40,020)
  Prepaid interest on redeemable preferred partnership
    interests...............................................         --           --               47
  Borrowings under long-term revolving credit facility......         --       65,000          171,000
  Repayment of borrowings under long-term revolving credit
    facility................................................         --     (161,000)        (171,000)
                                                              ---------    ---------      -----------
Net cash provided by (used in) financing activities.........     (4,690)     494,174        1,970,817
                                                              ---------    ---------      -----------
Net increase (decrease) in cash and cash equivalents........   (172,223)     338,031          291,931
Cash and cash equivalents, beginning of period..............    464,154       21,180               --
                                                              ---------    ---------      -----------
Cash and cash equivalents, end of period....................  $ 291,931    $ 359,211      $   291,931
                                                              =========    =========      ===========
Noncash transactions:
  Payable to affiliates.....................................                              $     9,308
                                                                                          ===========
  Accrual of capital raising costs..........................                              $     2,400
                                                                                          ===========
  Deferred FCC license costs................................                              $     2,235
                                                                                          ===========
  Warrants issued in exchange for debt guarantee............                              $    22,601
                                                                                          ===========
  Increase in redemption value of preferred partnership
    interests...............................................  $     263    $     263      $     3,852
                                                              =========    =========      ===========
Supplemental Information:
  Interest paid during the period...........................  $  28,613    $   1,704      $    77,655
                                                              =========    =========      ===========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Globalstar, L.P. ("Globalstar") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. Globalstar believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the audited consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K for Globalstar Telecommunications Limited ("GTL") and Globalstar.

2.  ORGANIZATION AND BUSINESS

     Globalstar, founded by Loral Space & Communications Ltd. ("Loral") and QUALCOMM Incorporated ("Qualcomm"), is building and will operate a worldwide, low-earth orbit satellite-based wireless digital telecommunications system (the "Globalstar System").

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Development Stage Company

     Globalstar is devoting substantially all of its present efforts to the design, licensing, construction, testing and financing of the Globalstar System, and establishing its business. Its planned principal operations have not commenced. Accordingly, Globalstar is a development stage company as defined in SFAS No. 7 "Accounting and Reporting by Development Stage Enterprises."

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

  Earnings Per Ordinary Partnership Interest

     In 1997, Financial Accounting Standards Board Statement No. 128, "Earnings per Share" ("SFAS 128") replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. The adoption of SFAS 128 had no effect on reported net loss per ordinary partnership interest. Due to Globalstar's net losses for the quarters ended March 31, 1998 and 1997, respectively, diluted weighted average ordinary partnership interests outstanding excludes the assumed conversion of Redeemable Preferred Partnership Interests ("RPPIs") and the assumed issuance of ordinary partnership interests upon exercise of GTL's outstanding options and warrants as their effect would have been anti-dilutive. Accordingly, basic and diluted weighted average ordinary partnership interests outstanding is based on net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding during the quarters ended March 31, 1998 and 1997.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Comprehensive Income

     Effective January 1, 1998, Globalstar adopted Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). During the periods presented, Globalstar had no changes in ordinary partners capital from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive loss has not been provided as comprehensive loss equals net loss for all periods presented.

  Reclassifications

     Certain reclassifications have been made to conform prior amounts to the current period presentation.

4.  GLOBALSTAR SYSTEM UNDER CONSTRUCTION

  Total System Cost

     In April 1998, Globalstar's budgeted expenditures for the design, construction and deployment of the Globalstar System to commence commercial service, including working capital, cash interest on borrowings and operating expenses increased to approximately $2.8 billion, reflecting revised cost estimates from Qualcomm and other increased Globalstar expenditures. In addition to expenditures for operating costs, working capital and debt service, Globalstar anticipates additional expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the commencement of commercial service.

     In addition, Globalstar has agreed to purchase from SS/L eight additional spare satellites at a cost estimated at $175 million. Further, in order to accelerate the deployment of gateways around the world Globalstar has agreed to finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. In December 1997, Globalstar ordered 40,000 fixed access terminals from Ericsson for $84 million. Globalstar has also agreed to finance approximately $67 million of the cost of handsets. Globalstar expects to recoup the amounts so financed following the acceptance by the service providers of the gateways, fixed access terminals and handsets.

     As of April 27, 1998, Globalstar had raised or received commitments for approximately $2.6 billion, including the vendor financing agreements. Globalstar intends to raise the remaining funds required for the Globalstar System from a combination of sources, including debt issuance (which may include an equity component), financial support from the Globalstar partners, projected service provider payments, projected net service revenues from initial operations, and anticipated payments from the sale of gateways and Globalstar phones. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

5.  VENDOR FINANCING LIABILITY

     On March 4, 1998, Qualcomm entered into a deferred payment agreement with Globalstar providing $100 million of vendor financing. The deferred payments will accrue interest at a rate of 5.75% per annum, and will be capitalized to principal quarterly. Globalstar will make eight equal principal payments on a quarterly basis commencing on January 1, 2000 with final payment due October 1, 2001 accompanied by all then unpaid accrued interest.

6.  SUBSEQUENT EVENTS

  Capital Contribution from ChinaSat

     On April 21, 1998, China Telecom (Hong Kong) Group Ltd. ("China Telecom"), through a subsidiary, exercised, an option to acquire 937,500 Globalstar ordinary partnership interests for an aggregate purchase price of $18,750,000. In addition, China Telecom has an option to acquire an additional 937,500 Globalstar ordinary partnership interests for an aggregate purchase price of $18,750,000. Globalstar had previously

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

granted these options to China Telecom in connection with service provider arrangements in China under which China Telecommunications Broadcast Satellite Corporation ("ChinaSat") will act as the sole distributor of Globalstar service in China.

  Redemption and Conversion of CPEOs and RPPIs

     On March 31, 1998 (the "Call Date"), GTL called for the redemption on April 30, 1998 of all its outstanding Convertible Preferred Equivalent Obligations ("CPEOs"), $310 million aggregate principal amount. As of April 30, 1998, all the holders of the CPEOs had converted their holdings into 10,061,615 shares of GTL common stock. As a result of such conversion, Globalstar's RPPIs were converted into ordinary partnership interests. In connection with the redemption, GTL issued 269,660 additional shares of GTL common stock in satisfaction of a required interest make-whole payment totaling approximately $16.6 million. A corresponding dividend make-whole payment was also made by Globalstar for which additional ordinary partnership interests were issued. Prior to the conversion, interest on the CPEOs and, correspondingly, dividends on the RPPIs, were payable quarterly at the rate of 6 1/2% per annum. The conversion of the CPEOs and the related RPPIs will result in annual cash savings of approximately $20.1 million.

  Purchase of Globalstar Partnership Interests

     On April 24, 1998, Loral announced a series of transactions which, if completed, will have the effect of (1) increasing Loral's fully diluted ownership in Globalstar to approximately 42%, (2) establishing a Globalstar service provider fund of $210 million for reinvestment in the Globalstar project through the purchase of Globalstar gateways and user terminals and (3) the acquisition by entities advised by or affiliated with Soros Fund Management L.L.C. ("Soros") of 4.2 million shares of GTL common stock currently held by Loral. The GTL shares proposed to be acquired by Soros represent an indirect ownership in Globalstar of approximately 4%.

     Loral has agreed to purchase 4.2 million partnership interests in Globalstar from its original service provider partners. Partners participating in this transaction will reinvest one-half of their proceeds, or $210 million in the aggregate, into the Globalstar project by establishing an escrow account to be used solely for the purchase of Globalstar gateways and handsets. Concurrently, Soros will purchase from Loral 4.2 million shares of GTL common stock that Loral currently owns.

     In connection with the proposed series of transactions, GTL has agreed to provide a shelf-registration for the shares sold to Soros within one year after the purchase.

     The consummation of these transactions is contingent upon the completion of an equity financing by Loral and the satisfaction of all requirements under the Globalstar partnership agreements and applicable laws and regulations.

  GTL Two-For-One Stock Split

     On April 27, 1998, the Board of Directors of GTL, general partner of Globalstar, approved a two-for-one stock split of its common stock in the form of a stock dividend. The stock dividend will be paid on June 8, 1998 to shareholders of record as of May 29, 1998. GTL's equity securities and convertible securities are currently represented by equivalent Globalstar partnership interests on an approximate two-for-one basis. Globalstar's partnership interests will not be affected by the GTL stock split and, accordingly, GTL's equity securities and convertible securities will be represented by equivalent Globalstar partnership interests on an approximate four-for-one basis. At GTL's annual meeting on April 28, 1998, the shareholders approved a proposal to increase the number of GTL authorized common shares, $1.00 par value, to 600 million shares.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     GTL is a general partner of Globalstar and has no other business. GTL's sole asset is its investment in Globalstar and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis.

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

LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, cash and cash equivalents decreased to $291.9 million from $464.2 million at December 31, 1997. The net decrease is a result of expenditures for the Globalstar System of $128.8 million, expenditures for the additional spare satellites and user terminals of $23.3 million, net cash used in operating activities of $14.6 million and preferred distributions on the Redeemable Preferred Partnership Interests of $5.0 million.

     Current liabilities increased by $34.7 million from $143.8 million at December 31, 1997 to $178.5 million at March 31, 1998, primarily as a result of the classification of a portion of the vendor financing due within one year to current liabilities.

     Through March 31, 1998, Globalstar incurred costs of approximately $1.9 billion for the design and construction of the space and ground segments. Costs incurred to date during fiscal year 1998 were approximately $207 million.

     On February 14, 1998, Globalstar launched its first four satellites and launched four additional satellites on April 24, 1998. Globalstar expects to begin commercial service in early 1999 following the launch of 36 additional satellites during 1998. The remaining 12 satellites, including eight in-orbit spares, will be launched in the first half of 1999.

     In April 1998, Globalstar's budgeted expenditures for the design, construction and deployment of the Globalstar System to commence commercial service, including working capital, cash interest on borrowings and operating expenses increased to approximately $2.8 billion, reflecting revised cost estimates from Qualcomm and other increased Globalstar expenditures. In addition to expenditures for operating costs, working capital and debt service, Globalstar anticipates additional expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the commencement of commercial service.

     In addition, Globalstar has agreed to purchase from SS/L eight additional spare satellites at a cost estimated at $175 million. Further, in order to accelerate the deployment of gateways around the world Globalstar has agreed to finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. In December 1997, Globalstar ordered 40,000 fixed access terminals from Ericsson for $84 million. Globalstar has also agreed to finance approximately $67 million of the cost of handsets. Globalstar expects to recoup the amounts so financed following the acceptance by the service providers of the gateways, fixed access terminals and handsets.

     Globalstar and Globalstar service providers entered into contracts with Qualcomm, Ericsson OMC Limited and Telital S.p.A. for the initial manufacture and delivery of approximately 300,000 production handheld and fixed access terminals.

     On March 4, 1998, Qualcomm entered into a deferred payment agreement with Globalstar providing $100 million of vendor financing. The deferred payments will accrue interest at a rate of 5.75% per annum, and will be capitalized to principal quarterly. Globalstar will make eight equal principal payments on a quarterly basis commencing on January 1, 2000 with final payment due October 1, 2001 accompanied by all then unpaid accrued interest.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     As of April 27, 1998, Globalstar had raised or received commitments for approximately $2.6 billion. Globalstar believes that its current capital, vendor financing commitments and the availability of the Globalstar credit agreement ($250 million available at March 31, 1998) are sufficient to fund its requirements into the fourth quarter of 1998. Globalstar intends to raise the remaining funds required from a combination of sources including; debt issuance (which may include an equity component), financial support from the Globalstar partners, projected service provider payments, projected net service revenues from initial operations and anticipated payments from the sale of gateways and Globalstar subscriber terminals. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

     On April 21, 1998, China Telecom (Hong Kong) Group Ltd. ("China Telecom"), through a subsidiary, exercised, an option to acquire 937,500 Globalstar ordinary partnership interests for an aggregate purchase price of $18,750,000. In addition, China Telecom has an option to acquire an additional 937,500 Globalstar ordinary partnership interests for an aggregate purchase price of $18,750,000. Globalstar had previously granted these options to China Telecom in connection with service provider arrangements in China under which China Telecommunications Broadcast Satellite Corporation ("ChinaSat") will act as the sole distributor of Globalstar service in China.

     On March 31, 1998 (the "Call Date"), GTL called for the redemption on April 30, 1998 of all its outstanding CPEOs, $310 million aggregate principal amount. As of April 30, 1998, all the holders of the CPEOs had converted their holdings into 10,061,615 shares of GTL common stock. As a result of such conversion, Globalstar's RPPIs were converted into ordinary partnership interests. In connection with the redemption, GTL issued 269,660 additional shares of GTL common stock in satisfaction of a required interest make-whole payment totaling approximately $16.6 million. A corresponding dividend make-whole payment was also made by Globalstar for which additional ordinary partnership interests were issued. Prior to the conversion, interest on the CPEOs and, correspondingly, dividends on the RPPIs, were payable quarterly at the rate of 6 1/2% per annum. The conversion of the CPEOs and the related RPPIs will result in annual cash savings of approximately $20.1 million.

RESULTS OF OPERATIONS

     Globalstar is a development stage partnership and has not commenced operations. For the period March 23, 1994 (commencement of operations) to March 31, 1998, Globalstar has recorded cumulative net losses applicable to ordinary partnership interests of $280.1 million. The net loss applicable to ordinary partnership interests for the three months ended March 31, 1998 increased to $24.9 million as compared to $20.6 million for the three months ended March 31, 1997. The net loss increased primarily as a result of increased activity in the development of Globalstar user terminals, and increased in-house engineering and marketing efforts. Globalstar is expending significant funds for the design, construction, testing and deployment of the Globalstar System and expects such losses to continue until commencement of commercial operations.

     Globalstar has earned interest income of $45.8 million on cash balances and short term investments since commencement of operations. Interest income during the three months ended March 31, 1998 was $5.2 million as compared to $2.3 million for the three months ended March 31, 1997. Interest income for the current period increased as a result of higher average cash balances outstanding during the first quarter of 1998.

     Operating Expenses. Development costs during the three months ended March 31, 1998 were $16.5 million as compared to $11.2 million for the three months ended March 31, 1997. Development costs for the current period increased as a result of increased activity in the development of Globalstar user terminals and in-house engineering.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Marketing, general and administrative expenses were $8.3 million and $6.3 million for the three months ended March 31, 1998 and 1997, respectively. The increase in marketing, general and administrative expenses is primarily the result of an increase in the number of employees as compared to the first quarter of 1997 as Globalstar gears up for operations and increased marketing costs.

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

FINANCIAL ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 1998, Globalstar adopted the Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income" ("SFAS 130"). The requirements of SFAS 130 had no effect on the financial statements presented.

     In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), and in February 1998, issued Statement No. 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits" ("SFAS 132"). SFAS 131 establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas and major customers. SFAS 132 expands and standardizes the disclosure requirements for pensions and other postretirement benefits. Globalstar is required to adopt SFAS 131 and SFAS 132 in 1998 and the financial statements of Globalstar will reflect the appropriate disclosures.

YEAR 2000 ISSUE

     Globalstar is evaluating the potential effect on its information processing systems to determine what actions will be necessary or appropriate in connection with the "Year 2000 Issue." The Year 2000 Issue is the result of computer programs which were written using two digits rather than four to signify a year (i.e., the year 1997 is denoted "97" and not "1997"). Computer programs written using only two digits may recognize the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruption of operations. It is not known at this time what modifications, if any, will be required. All costs associated with any modification will be expensed as incurred. In addition, Globalstar has requested, and will continue to seek, information from third-party entities on which it relies, certifying that their computer systems will not negatively affect its operations. No assurance can be given that there will not be some unforeseen issue, in particular, in connection with third parties' systems, that may materially affect Globalstar's operations.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 28, 1998, at GTL's Annual Meeting of Stockholders, the following proposals were acted on:

          (1) In an uncontested election, the following individuals were elected to the Board of Directors of GTL. The votes were as follows:

                                                                 FOR        WITHHELD
                                                              ----------    --------
Bernard L. Schwartz.........................................  22,879,321     90,069
Gregory J. Clark............................................  22,880,488     88,902
Michael P. DeBlasio.........................................  22,880,266     89,124
Sir Ronald Grierson.........................................  22,876,572     92,818
Robert B. Hodes.............................................  22,877,316     92,074
E. John Peett...............................................  22,875,386     94,004
Michael B. Targoff..........................................  22,879,998     89,392
A. Robert Towbin............................................  22,880,620     88,770

          (2) The proposal to increase the number of authorized common shares, $1.00 par value, of Globalstar Telecommunications Limited from 200,000,000 to 600,000,000 was ratified. The votes were as follows:

For..............................................  21,044,830
Against..........................................   1,891,936
Abstentions......................................      32,624

          (3) The proposal to authorize and create 10,000,000 preference shares, par value $.01 per share, of Globalstar Telecommunications Limited (the "Preferred Stock") and to amend the bye-laws to authorize the Board of Directors to establish the rights, preferences and designations of such Preferred Stock was ratified. The votes were as follows:

For..............................................  12,250,163
Against..........................................   3,200,895
Abstentions......................................      43,263

          (4) The proposal to approve amendments to GTL's bye-laws (i) to provide that stock distributions may be approved by the Board of Directors,
     (ii) to fix the maximum number of directors at fifteen (15) and to provide that directors may fill any vacancy on the Board and (iii) to provide that directors' fees shall be determined by the Board was ratified. The votes were as follows:

For..............................................  22,095,905
Against..........................................     830,693
Abstentions......................................      42,792

          (5) The proposal to the appointment of Deloitte & Touche LLP as independent auditors for the year ending December 31, 1998 was ratified. The votes were as follows:

For..............................................  22,866,517
Against..........................................      78,368
Abstentions......................................      24,505

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         The following exhibits are filed as part of this report:

        Exhibit 12 -- Statement Regarding Computation of Ratios
        Exhibit 27 -- Financial Data Schedules

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

                                           GLOBALSTAR TELECOMMUNICATIONS LIMITED
                                                   GLOBALSTAR, L.P.

                                      ------------------------------------------
                                                     Registrants

                                                  Nicholas C. Moren

         -----------------------------------------------------------------------
                                                      Treasurer
                                            (Principal Financial Officer)
                                                         and
                                           Registrants' Authorized Officer

Date: May 14, 1998