Form 10-Q
period 1998-06-30
GLOBALSTAR TELECOMMUNICATIONS LTD; GLOBALSTAR LP
filed 1998-08-14
CIK 933401, 1037927

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

     As of July 31, 1998, there were 82,006,780 shares of Globalstar Telecommunications Limited common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            CONDENSED BALANCE SHEETS
                       (In thousands, except share data)

                                                                 JUNE 30,      DECEMBER 31,
                                                                   1998            1997
                                                                -----------    -------------
                                                                (Unaudited)       (Note)
                                           ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests................     $     --        $303,089
  Ordinary partnership interests............................      598,200         297,417
  Ordinary partnership warrants.............................       12,055          12,210
                                                                 --------        --------
          Total assets......................................     $610,255        $612,716
                                                                 ========        ========

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Interest payable..........................................     $     --        $  1,679
Convertible preferred equivalent obligations ($310,000
  principal amount).........................................           --         301,410
Commitments and contingencies (Note 4)
Shareholders' equity:
  Common stock, $1.00 par value, 600,000,000 shares
     authorized (82,000,012 and 30,638,152 issued and
     outstanding at June 30, 1998 and December 31, 1997,
     respectively)..........................................       82,000          30,638
  Paid-in capital...........................................      588,633         318,643
  Warrants..................................................       12,055          12,210
  Accumulated deficit.......................................      (72,433)        (51,864)
                                                                 --------        --------
     Total shareholders' equity.............................      610,255         309,627
                                                                 --------        --------
          Total liabilities and shareholders' equity........     $610,255        $612,716
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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                       THREE MONTHS ENDED      SIX MONTHS ENDED
                                                            JUNE 30,               JUNE 30,
                                                       -------------------    ------------------
                                                         1998       1997       1998       1997
                                                       --------    -------    -------    -------
Equity in net loss applicable to ordinary partnership
  interests of Globalstar, L.P.......................  $13,279     $6,323     $20,569    $10,703
Dividend income on Globalstar, L.P. redeemable
  preferred partnership interests....................  (16,897)    (5,301)    (22,197)   (10,601)
Interest expense on convertible preferred equivalent
  obligations........................................   16,897      5,301      22,197     10,601
                                                       -------     ------     -------    -------
Net loss.............................................  $13,279     $6,323     $20,569    $10,703
                                                       =======     ======     =======    =======
Net loss per share -- basic and diluted..............  $  0.18     $ 0.11     $  0.30    $  0.21
                                                       =======     ======     =======    =======
Weighted average shares outstanding -- basic and
  diluted............................................   75,399     59,576      68,380     50,490
                                                       =======     ======     =======    =======

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
Operating activities:
  Net loss..................................................  $ (20,569)   $(10,703)
  Equity in net loss applicable to ordinary partnership
     interests of Globalstar, L.P...........................     20,569      10,703
  Increase in redemption value of redeemable preferred
     partnership interests..................................       (351)       (526)
  Dividends accrued on redeemable preferred partnership
     interests..............................................      1,679          --
  Amortization of convertible preferred equivalent
     obligations costs......................................        351         526
  Change in operating liability:
     Interest payable.......................................     (1,679)         --
                                                              ---------    --------
Net cash provided by (used in) operating activities.........         --          --
                                                              ---------    --------
Investing activities:
  Purchase of ordinary partnership interests in Globalstar,
     L.P....................................................       (947)   (140,887)
  Purchase of warrants in Globalstar, L.P...................         --     (12,210)
                                                              ---------    --------
Net cash used in investing activities.......................       (947)   (153,097)
                                                              ---------    --------
Financing activities:
  Net proceeds from issuance of common stock upon exercise
     of options and warrants................................        947          --
  Proceeds from issuance of warrants in connection with sale
     of Globalstar, L.P.'s 11 3/8% Senior Notes.............         --      12,210
  Proceeds from exercise of guarantee warrants..............         --     110,911
  Proceeds from exercise of rights..........................         --      29,976
                                                              ---------    --------
Net cash provided by financing activities...................        947     153,097
                                                              ---------    --------
Net increase (decrease) in cash and cash equivalents........         --          --
Cash and cash equivalents, beginning of period..............         --          --
                                                              ---------    --------
Cash and cash equivalents, end of period....................  $      --    $     --
                                                              =========    ========
Noncash transactions:
  Conversion of redeemable preferred partnership interests
     and related dividend make-whole payment into ordinary
     partnership interests..................................  $ 320,250
                                                              =========
  Common stock issued upon conversion of convertible
     preferred equivalent obligations and related interest
     make-whole payment.....................................  $ 320,250
                                                              =========
Supplemental information:
  Interest paid during the period...........................  $   5,038    $ 10,075
                                                              =========    ========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited ("GTL") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of GTL, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. GTL believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the latest Annual Report on Form 10-K for GTL and Globalstar, L.P. ("Globalstar").

2.  ORGANIZATION AND BUSINESS

     On November 23, 1994, GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. On February 14, 1995, GTL completed an initial public offering of 40 million shares of common stock (as adjusted for two-for-one stock split, see note 5) resulting in net proceeds of $185,750,000. Effective February 22, 1995, GTL purchased 21.3% of the ordinary partnership interests of Globalstar, L.P. (a development stage limited partnership) with the net proceeds of the initial public offering. GTL's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

     GTL's sole business is acting as a general partner of Globalstar, which is building and will operate a worldwide, low-earth orbit satellite-based wireless digital telecommunications system.

     At June 30, 1998, GTL held 34.8% of the ordinary partnership interests in Globalstar. GTL accounts for its investment in Globalstar on the equity method, recognizing its allocated share of net loss in the period incurred. GTL's allocated share of Globalstar's net loss applicable to ordinary partnership interests from the period February 22, 1995 through June 30, 1998 was $72,433,000.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Earnings Per Share

     In 1997, GTL adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The adoption of SFAS 128 had no effect on reported net loss per share. For the three and six months ended June 30, 1998 and 1997, diluted weighted average shares outstanding excludes the assumed conversion of GTL's 6 1/2% Convertible Preferred Equivalent Obligations due 2006 (the "CPEOs"), prior to their conversion, see Note 4, and excludes the assumed exercise of outstanding options and warrants as their effect would have been anti-dilutive due to GTL's net losses. Accordingly, basic and diluted weighted average shares outstanding are based on the weighted average common shares outstanding during the three and six months ended June 30, 1998 and 1997.

  Comprehensive Income

     Effective January 1, 1998, GTL adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). During the periods presented, GTL had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive loss has not been provided as comprehensive loss equals net loss for all periods presented.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

4.  REDEMPTION AND CONVERSION OF CPEO'S

     On April 30, 1998, GTL redeemed all of its outstanding CPEOs, $310 million aggregate principal amount. As of April 30, 1998, all the holders of the CPEOs had converted their holdings into 20,123,230 shares of GTL common stock (as adjusted for two-for-one stock split, see Note 5). As a result of such conversion, Globalstar's Redeemable Preferred Partnership Interests ("RPPIs") were converted into 4,769,230 Globalstar ordinary partnership interests. In connection with the redemption, GTL issued 539,322 additional shares of GTL common stock (as adjusted for two-for-one stock split, see Note 5) in satisfaction of a required interest make-whole payment. A corresponding dividend make-whole payment was also made by Globalstar for which an additional 134,830 Globalstar ordinary partnership interests were issued. Prior to the conversion, interest on the CPEOs and, correspondingly, dividends on the RPPIs, were payable quarterly at the rate of 6 1/2% per annum. The conversion of the CPEOs and the related RPPIs will result in annual cash savings of approximately $20.1 million.

5.  SHAREHOLDERS' EQUITY

     On June 8, 1998, GTL issued a two-for-one stock split to shareholders of record as of May 29, 1998 in the form of a 100% stock dividend. Accordingly, all GTL share and per share amounts, excluding the balance sheet, have been restated to reflect the two-for-one stock split. Prior to the stock split, GTL's equity securities and convertible securities were represented by equivalent Globalstar partnership interests on an approximate two-for-one basis. Globalstar's partnership interests were not affected by the GTL stock split and, accordingly, GTL's equity securities are now represented by equivalent Globalstar partnership interests on an approximate four-for-one basis. At GTL's annual meeting on April 28, 1998, the shareholders approved a proposal to increase the number of GTL authorized common shares, $1.00 par value, to 600 million shares.

6.  SUBSEQUENT EVENT

  Purchase of Globalstar Partnership Interests

     On July 6, 1998, Loral Space & Communications Ltd. ("Loral"), the managing general partner of Globalstar, purchased 4.2 million Globalstar ordinary partnership interests (corresponding to 16.8 million shares of GTL common stock) from certain founding service providers for $420 million in cash. The founding service providers participating in this transaction have deposited half of their proceeds ($210 million) into an escrow account to be used for the purchase of Globalstar gateways and user terminals. Concurrently, entities advised by or associated with Soros Fund Management L.L.C. ("Soros") purchased 8.4 million shares of GTL common stock owned by Loral for $245 million in cash.

     After giving effect to these transactions, Loral's fully diluted ownership in Globalstar increased from approximately 38% to 42% and Soros owns GTL shares equating to approximately 4% of Globalstar. Soros acquired from Loral, in lieu of Globalstar limited partnership interests, shares of GTL common stock, which are restricted for U.S. securities law purposes, and for which GTL has agreed to file a shelf registration statement and have such registration statement declared effective within one year.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except partnership interest data)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1998            1997
                                                              -----------    ------------
                                                              (Unaudited)       (Note)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  414,733      $  464,154
  Production gateways and user terminals....................      63,205          24,124
  Other current assets......................................       7,671           5,502
                                                              ----------      ----------
          Total current assets..............................     485,609         493,780
Property and equipment, net.................................       4,131           2,574
Globalstar System under construction:
  Space segment.............................................   1,370,770       1,153,344
  Ground segment............................................     511,161         374,344
                                                              ----------      ----------
                                                               1,881,931       1,527,688
Additional satellite spares.................................     126,316          99,225
Deferred costs and other assets.............................      57,851          25,786
                                                              ----------      ----------
          Total assets......................................  $2,555,838      $2,149,053
                                                              ==========      ==========
                            LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable..........................................  $    3,996      $    1,272
  Payable to affiliates.....................................      91,803         105,357
  Vendor financing liability................................      61,297              --
  Accrued expenses..........................................       6,743           8,312
  Accrued interest..........................................      31,725          28,869
                                                              ----------      ----------
          Total current liabilities.........................     195,564         143,810
Deferred revenues...........................................      23,652          23,652
Vendor financing liability, net of current portion..........     256,971         197,723
Deferred interest payable...................................         439             420
11 3/8% Senior notes payable ($500,000 principal amount)....     477,572         475,579
11 1/4% Senior notes payable ($325,000 principal amount)....     305,295         303,641
10 3/4% Senior notes payable ($325,000 principal amount)....     320,654         320,311
11 1/2% Senior notes payable ($300,000 principal amount)....     287,774              --
Commitments and contingencies (Note 4,5,6 and 8)
Redeemable preferred partnership interests, $310,000
  redemption value (none and 4,769,230 outstanding at June
  30, 1998 and December 31, 1997, respectively).............          --         303,089
Ordinary partners' capital:
  Ordinary partnership interests (58,175,925 and 52,319,076
     outstanding at June 30, 1998 and December 31, 1997,
     respectively)..........................................     658,916         368,618
  Warrants..................................................      29,001          12,210
                                                              ----------      ----------
          Total ordinary partners' capital..................     687,917         380,828
                                                              ----------      ----------
          Total liabilities and partners' capital...........  $2,555,838      $2,149,053
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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per interest data)
                                  (Unaudited)

                                                                                    CUMULATIVE
                                     THREE MONTHS ENDED     SIX MONTHS ENDED      MARCH 23, 1994
                                          JUNE 30,              JUNE 30,         (COMMENCEMENT OF
                                     ------------------    ------------------     OPERATIONS) TO
                                      1998       1997       1998       1997       JUNE 30, 1998
                                     -------    -------    -------    -------    ----------------
Operating expenses:
  Development costs................  $17,169    $16,569    $33,658    $27,810        $222,421
  Marketing, general and
     administrative................   11,111      5,212     19,382     11,553          87,968
                                     -------    -------    -------    -------        --------
          Total operating
            expenses...............   28,280     21,781     53,040     39,363         310,389
Interest income....................    4,656      4,814      9,820      7,109          50,456
                                     -------    -------    -------    -------        --------
Net loss...........................   23,624     16,967     43,220     32,254         259,933
                                     -------    -------    -------    -------        --------
Preferred distribution and related
  increase in redeemable preferred
  partnership interests............   16,897      5,300     22,197     10,601          60,722
                                     -------    -------    -------    -------        --------
Net loss applicable to ordinary
  partnership interests............  $40,521    $22,267    $65,417    $42,855        $320,655
                                     =======    =======    =======    =======        ========
Net loss per ordinary partnership
  interest -- basic and diluted....  $  0.71    $  0.43    $  1.20    $  0.86
                                     =======    =======    =======    =======
Weighted average ordinary
  partnership interests
  outstanding -- basic and
  diluted..........................   56,705     51,894     54,525     49,622
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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                         CUMULATIVE
                                                                SIX MONTHS ENDED       MARCH 23, 1994
                                                                    JUNE 30,          (COMMENCEMENT OF
                                                              ---------------------    OPERATIONS) TO
                                                                1998        1997       JUNE 30, 1998
                                                              ---------   ---------   ----------------
Operating activities:
 Net loss...................................................  $ (43,220)  $ (32,254)    $  (259,933)
 Deferred revenues..........................................         --          --          23,652
 Stock compensation transactions............................        643         647           2,250
 Depreciation and amortization..............................        773       2,922           3,026
 Changes in operating assets and liabilities:
   Production gateways and user terminals...................    (39,081)         --         (63,205)
   Other current assets.....................................     (2,169)     (6,555)         (7,671)
   Other assets.............................................     (2,198)       (273)         (3,011)
   Accounts payable.........................................      2,923      (1,110)          4,124
   Payable to affiliates....................................     24,910       4,005          24,733
Accrued expenses............................................     (1,569)     (2,294)          6,743
                                                              ---------   ---------     -----------
Net cash used in operating activities.......................    (58,988)    (34,912)       (269,292)
                                                              ---------   ---------     -----------
Investing activities:
 Globalstar System under construction.......................   (354,243)   (284,158)     (1,881,931)
 Payable to affiliates for Globalstar System under
   construction.............................................    (38,464)     21,853          58,270
 Capitalized interest accrued...............................      9,560      23,177          54,323
 Accounts payable...........................................       (199)     (1,058)           (636)
Vendor financing liability..................................    120,545      37,829         318,268
                                                              ---------   ---------     -----------
 Cash used for Globalstar System............................   (262,801)   (202,357)     (1,451,706)
 Additional satellite spares................................    (27,091)    (46,388)       (126,316)
 Purchases of property and equipment........................     (2,330)       (394)         (7,142)
 Deferred FCC license costs.................................       (423)       (459)         (8,530)
 Purchases of investments...................................         --          --        (126,923)
 Maturity of investments....................................         --          --         126,923
                                                              ---------   ---------     -----------
Net cash used in investing activities.......................   (292,645)   (249,598)     (1,593,694)
                                                              ---------   ---------     -----------
Financing activities:
 Net proceeds from issuance of $500,000 11 3/8% Senior
   Notes....................................................         --     472,090         472,090
 Proceeds from warrants issued in connection with $500,000
   11 3/8% Senior Notes.....................................         --      12,210          12,210
 Net proceeds from issuance of $325,000 11 1/4% Senior
   Notes....................................................         --     301,850         301,850
 Net proceeds from issuance of $325,000 10 3/4% Senior
   Notes....................................................         --          --         320,197
 Net proceeds from issuance of $300,000 11 1/2% Senior
   Notes....................................................    287,552          --         287,552
 Deferred financing costs...................................         --          --          (2,125)
 Proceeds of capital subscriptions receivable...............         --          --         282,441
 Payment of accrued capital raising costs...................         --          --          (2,400)
 Sale of ordinary partnership interests.....................     19,697     140,887         346,377
 Sale of redeemable preferred partnership interests to
   GTL......................................................         --          --         299,500
 Distributions on redeemable preferred partnership
   interests................................................     (5,037)    (10,075)        (40,020)
 Prepaid interest on redeemable preferred partnership
   interests................................................         --          --              47
 Borrowings under long-term revolving credit facility.......         --      65,000         171,000
 Repayment of borrowings under long-term revolving credit
   facility.................................................         --    (161,000)       (171,000)
                                                              ---------   ---------     -----------
Net cash provided by financing activities...................    302,212     820,962       2,277,719
                                                              ---------   ---------     -----------
Net increase (decrease) in cash and cash equivalents........    (49,421)    536,452         414,733
Cash and cash equivalents, beginning of period..............    464,154      21,180              --
                                                              ---------   ---------     -----------
Cash and cash equivalents, end of period....................  $ 414,733   $ 557,632     $   414,733
                                                              =========   =========     ===========
Noncash transactions:
 Payable to affiliates......................................                            $     9,308
                                                                                        ===========
 Accrual of capital raising costs...........................                            $     2,400
                                                                                        ===========
 Deferred FCC license costs.................................                            $     2,235
                                                                                        ===========
 Warrants issued in exchange for debt guarantee.............                            $    22,601
                                                                                        ===========
 Increase in redemption value of preferred partnership
   interests................................................  $     351   $     526     $     3,940
                                                              =========   =========     ===========
 Ordinary partnership interests distributed upon conversion
   of preferred partnership interests and related dividend
   make-whole payment.......................................  $ 320,250                 $   320,250
                                                              =========                 ===========
 Warrants issued to China Telecom to acquire ordinary
   partnership interests....................................  $  31,917                 $    31,917
                                                              =========                 ===========
Supplemental Information:
 Interest paid during the period............................  $  64,732   $   1,881     $   114,072
                                                              =========   =========     ===========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Globalstar, L.P. ("Globalstar") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. Globalstar believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K for Globalstar Telecommunications Limited ("GTL") and Globalstar.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Development Stage Company

     Globalstar is devoting substantially all of its efforts to the construction, launch, licensing and testing of the Globalstar System and establishing its business. Globalstar's planned principal operations have not commenced and, accordingly, Globalstar is a development stage company as defined in Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises."

     Globalstar may encounter problems, delays and expenses, many of which may be beyond Globalstar's control. These may include, but are not limited to, launch delays and launch failures, in orbit failures, problems related to technical development of the system, testing, regulatory compliance, manufacturing and assembly, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. There can be no assurance that substantial delays in any of the foregoing matters would not delay Globalstar's achievement of profitable operations.

  Production Gateways and User Terminals

     Production gateways and user terminal costs represent amounts associated with financing by Globalstar to assist in the deployment of the gateways and user terminals. Globalstar expects to recoup such costs upon acceptance by the service providers of the gateways and user terminals.

  Earnings Per Ordinary Partnership Interest

     In 1997, Globalstar adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The adoption of SFAS 128 had no effect on reported net loss per ordinary partnership interest. For the three and six months ended June 30, 1998 and 1997, diluted weighted average ordinary partnership interests outstanding excludes the assumed conversion of the Redeemable Preferred Partnership Interests (the "RPPIs") prior to their conversion, see Note 7, and excludes the assumed issuance of ordinary

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

partnership interests upon exercise of GTL's outstanding options and warrants as their effect would have been anti-dilutive due to Globalstar's net losses. Accordingly, basic and diluted weighted average ordinary partnership interests outstanding is based on net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding during the quarters ended June 30, 1998 and 1997.

  Comprehensive Income

     Effective January 1, 1998, Globalstar adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"). During the periods presented, Globalstar had no changes in ordinary partners' capital from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive loss has not been provided as comprehensive loss equals net loss for all periods presented.

  Reclassifications

     Certain reclassifications have been made to conform prior amounts to the current period presentation.

4.  GLOBALSTAR SYSTEM UNDER CONSTRUCTION

     As of July 31, 1998, Globalstar's budgeted expenditures for the design, construction and deployment of the Globalstar System to commence commercial service, including working capital, cash interest on borrowings and operating expenses is approximately $2.8 billion. In addition to expenditures for operating costs, working capital and debt service, Globalstar anticipates additional expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the commencement of commercial service.

     In addition, Globalstar has agreed to purchase eight additional spare satellites from SS/L, an affiliated satellite manufacturer, at a cost estimated at $175 million. Further, in order to accelerate the deployment of gateways around the world, Globalstar has agreed to finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. In December 1997, Globalstar ordered 40,000 fixed access terminals from Ericsson for $84 million. Globalstar has also agreed to finance approximately $67 million of the cost of handsets. Globalstar expects to recoup the amounts so financed following the acceptance by the service providers of the gateways, fixed access terminals and handsets.

     Globalstar and Globalstar service providers entered into contracts with Qualcomm, Ericsson OMC Limited and Telital S.p.A. for the initial manufacture and delivery of approximately 300,000 production handheld and fixed access terminals.

     As of July 31, 1998, Globalstar had raised or received commitments for approximately $2.9 billion. Globalstar believes that its current capital, vendor financing commitments and the availability of the Globalstar credit agreement ($250 million available at June 30, 1998) are sufficient to fund its requirements for the baseline system into the second quarter of 1999. If future capital expenditures are not covered by future operating revenues, Globalstar intends to raise the remaining funds required from a combination of sources including: equity issuance, debt issuance (which may include an equity component), financial support from the Globalstar partners, projected service provider payments, projected net service revenues from initial operations and anticipated payments from the sale of gateways and Globalstar subscriber terminals. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  VENDOR FINANCING LIABILITY

     On March 4, 1998, Qualcomm entered into a deferred payment agreement with Globalstar providing $100 million of vendor financing. The deferred payments will accrue interest at a rate of 5.75% per annum, and will be added to the outstanding principal balance. Beginning on January 1, 2000, Globalstar will make eight equal quarterly principal payments. The final payment including all unpaid interest is due October 1, 2001.

6.  SENIOR NOTES

     In May 1998, Globalstar sold $300 million principal amount of its 11 1/2% Senior Notes due 2005 under terms generally consistent with Globalstar's existing senior notes. The 11 1/2% Senior Notes may not be redeemed prior to June 2003 and are subject to a prepayment premium prior to June 2001. Interest is paid semi-annually. The 11 1/2% Senior Notes rank pari passu with all of Globalstar's existing senior notes.

7.  REDEMPTION AND CONVERSION OF CPEOS AND RPPIS

     On April 30, 1998, GTL redeemed all of its outstanding Convertible Preferred Equivalent Obligations ("CPEOs"), $310 million aggregate principal amount. As of April 30, 1998, all the holders of the CPEOs converted their holdings into 20,123,230 shares of GTL common stock (as adjusted for two-for-one stock split, see Note 8). As a result of such conversion, Globalstar's RPPIs were converted into 4,769,230 ordinary partnership interests. In connection with the redemption, GTL issued 539,322 additional shares of GTL common stock (as adjusted for two-for-one stock split, see Note 8) in satisfaction of a required interest make-whole payment. A corresponding dividend make-whole payment was also made by Globalstar for which an additional 134,830 ordinary partnership interests were issued. Prior to the conversion, interest on the CPEOs and, correspondingly, dividends on the RPPIs, were payable quarterly at the rate of 6 1/2% per annum. The conversion of the CPEOs and the related RPPIs will result in annual cash savings of approximately $20.1 million.

8.  ORDINARY PARTNERS' CAPITAL

  Capital Contribution

     In April 1998, China Telecom (Hong Kong) Group Ltd. ("China Telecom"), through a subsidiary, exercised a warrant to acquire 937,500 Globalstar ordinary partnership interests for an aggregate purchase price of $18,750,000. In addition, China Telecom has a warrant to acquire an additional 937,500 Globalstar ordinary partnership interests for an aggregate purchase price of $18,750,000 after commencement of service. Globalstar had previously granted these warrants to China Telecom in connection with service provider arrangements in China under which China Telecommunications Broadcast Satellite Corporation ("ChinaSat") will act as the sole distributor of Globalstar service in China. The fair value of the warrants issued to China Telecom was approximately $31.9 million and has been recorded in the accompanying balance sheet in deferred costs and other assets. The fair value of the warrants will be amortized over 7 1/2 years, the expected life of the first generation of satellites.

  GTL Two-For-One Stock Split

     On June 8, 1998, GTL, a general partner of Globalstar, issued a two-for-one stock split of its common stock in the form of a 100% stock dividend. The stock dividend was paid to shareholders of record as of May 29, 1998. Prior to the stock split, GTL's equity securities and convertible securities were represented by equivalent Globalstar partnership interests on an approximate two-for-one basis. Globalstar's partnership interests were not affected by the GTL stock split and, accordingly, GTL's equity securities and convertible securities are now represented by equivalent Globalstar partnership interests on an approximate four-for-one basis.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  SUBSEQUENT EVENT

  Purchase of Globalstar Partnership Interests

     On July 6, 1998, Loral, the managing general partner of Globalstar, purchased 4.2 million Globalstar ordinary partnership interests (corresponding to 16.8 million shares of GTL common stock) from certain founding service providers for $420 million in cash. The founding service providers participating in this transaction have deposited half of their proceeds ($210 million) into an escrow account to be used for the purchase of Globalstar gateways and user terminals. Concurrently, entities advised by or associated with Soros Fund Management L.L.C. ("Soros") purchased 8.4 million shares of GTL common stock owned by Loral for $245 million in cash.

     After giving effect to these transactions, Loral's fully diluted ownership in Globalstar increased from approximately 38% to 42% and Soros owns GTL shares equating to approximately 4% of Globalstar. Soros acquired from Loral, in lieu of Globalstar limited partnership interests, shares of GTL common stock, which are restricted for U.S. securities law purposes, and for which GTL has agreed to file a shelf registration statement and have such registration statement declared effective within one year.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Globalstar and or GTL or their representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by Globalstar and or GTL with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of Globalstar and or GTL. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors or conditions. All forward-looking statements involve risks and uncertainties, many of which may be beyond Globalstar's and or GTL's control. These may include, but are not limited to, problems relating to technical development of the system, testing, regulatory compliance, manufacturing and assembly, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. See the section of GTL's and Globalstar's registration statement on Form S-4 (File No. 333-57749), entitled "Risk Factors."

     GTL is a general partner of Globalstar and has no other business. GTL's sole asset is its investment in Globalstar and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased from $464.2 million at December 31, 1997 to $414.7 million at June 30, 1998. The net decrease is a result of expenditures for the Globalstar System of $262.8 million, expenditures for additional spare satellites of $27.1 million and net cash used in operating activities of $59.0 million, including financing of production gateways and user terminals totaling $39.1 million, offset by the net proceeds from the sale of Globalstar's 11 1/2% Senior Notes due 2005 totaling $287.6 million and the proceeds from the sale of partnership interests to China Telecom of $18.8 million.

     Current liabilities increased from $143.8 million at December 31, 1997 to $195.6 million at June 30, 1998, primarily as a result of the classification of a portion of vendor financing due within one year and the timing of payments to Globalstar contractors and accrued interest on the senior notes.

     Through June 30, 1998, Globalstar incurred costs of approximately $2.1 billion for the design and construction of the space and ground segments. Costs incurred to date during fiscal year 1998 were approximately $388 million.

     On February 14, 1998, Globalstar launched its first four satellites and launched four additional satellites on April 24, 1998. Globalstar expects to begin commercial service in second quarter of 1999 following the launch of 36 additional satellites during 1998. The remaining 12 satellites, including eight in-orbit spares, will be launched in the first half of 1999.

     As of July 31, 1998, Globalstar's budgeted expenditures for the design, construction and deployment of the Globalstar System to commence commercial service, including working capital, cash interest on borrowings and operating expenses is approximately $2.8 billion. In addition to expenditures for operating costs, working capital and debt service, Globalstar anticipates additional expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the commencement of commercial service.

     In addition, Globalstar has agreed to purchase from SS/L, an affiliated satellite manufacturer, eight additional spare satellites at a cost estimated at $175 million. Further, in order to accelerate the deployment of gateways around the world, Globalstar has agreed to finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. In December 1997, Globalstar ordered 40,000 fixed access terminals from Ericsson for $84 million. Globalstar has also agreed to finance approximately $67 million of the cost of handsets.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Globalstar expects to recoup such costs upon acceptance by the service providers of the gateways and user terminals.

     Globalstar and Globalstar service providers entered into contracts with Qualcomm, Ericsson OMC Limited and Telital S.p.A. for the initial manufacture and delivery of approximately 300,000 production handheld and fixed access terminals.

     On March 4, 1998, Qualcomm entered into a deferred payment agreement with Globalstar providing $100 million of vendor financing. The deferred payments will accrue interest at a rate of 5.75% per annum, and will be added to the outstanding principal balance. Beginning January 1, 2000, Globalstar will make eight equal quarterly principal payments. The final payment including all unpaid interest is due October 1, 2001.

     In April 1998, China Telecom (Hong Kong) Group Ltd. ("China Telecom"), through a subsidiary, exercised, a warrant to acquire 937,500 Globalstar ordinary partnership interests for an aggregate purchase price of $18,750,000. In addition, China Telecom has a warrant to acquire an additional 937,500 Globalstar ordinary partnership interests for an aggregate purchase price of $18,750,000 after commencement of service. Globalstar had previously granted these warrants to China Telecom in connection with service provider arrangements in China under which China Telecommunications Broadcast Satellite Corporation ("ChinaSat") will act as the sole distributor of Globalstar service in China.

     As of July 31, 1998, Globalstar had raised or received commitments for approximately $2.9 billion. Globalstar believes that its current capital, vendor financing commitments and the availability of the Globalstar credit agreement ($250 million available at June 30, 1998) are sufficient to fund its requirements for the baseline system into the second quarter of 1999. If future capital expenditures are not covered by future operating revenues, Globalstar intends to raise the remaining funds required from a combination of sources including: equity issuance, debt issuance (which may include an equity component), financial support from the Globalstar partners, projected service provider payments, projected net service revenues from initial operations and anticipated payments from the sale of gateways and Globalstar subscriber terminals. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

     On April 30, 1998, GTL redeemed all of its outstanding CPEOs, $310 million aggregate principal amount. As of April 30, 1998, all the holders of the CPEOs had converted their holdings into 20,123,230 shares of GTL common stock (as adjusted for two-for-one stock split). As a result of such conversion, Globalstar's RPPIs were converted into 4,769,230 Globalstar ordinary partnership interests. In connection with the redemption, GTL issued 539,322 additional shares of GTL common stock (as adjusted for two-for-one stock split) in satisfaction of a required interest make-whole payment. A corresponding dividend make-whole payment was also made by Globalstar for which an additional 134,830 Globalstar ordinary partnership interests were issued. Dividend payments and related increase in RPPIs were $16.9 million and $22.2 million for the three and six months ended June 30, 1998, respectively and $5.3 million and $10.6 million for the three and six months ended June 30, 1997, respectively. The interest make-whole payment and related dividend make-whole payment were recorded as interest expense and dividends, by GTL and Globalstar, respectively. Prior to the conversion, interest on the CPEOs and, correspondingly, dividends on the RPPIs, were payable quarterly at the rate of 6 1/2% per annum. The conversion of the CPEOs and the related RPPIs will result in annual cash savings of approximately $20.1 million.

     On July 6, 1998, Loral, the managing general partner of Globalstar, purchased 4.2 million Globalstar ordinary partnership interests (corresponding to 16.8 million shares of GTL common stock) from certain founding service providers for $420 million in cash. The founding service providers participating in this transaction have deposited half of their proceeds ($210 million) into an escrow account to be used for the purchase of Globalstar gateways and user terminals. Concurrently, entities advised by or associated with Soros Fund Management L.L.C. ("Soros") purchased 8.4 million shares of GTL common stock owned by Loral for $245 million in cash.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     After giving effect to these transactions, Loral's fully diluted ownership in Globalstar increased from approximately 38% to 42% and Soros owns GTL shares equating to approximately 4% of Globalstar. Soros acquired from Loral, in lieu of Globalstar limited partnership interests, shares of GTL common stock, which are restricted for U.S. securities law purposes, and for which GTL has agreed to file a shelf registration statement and have such registration statement declared effective within one year.

RESULTS OF OPERATIONS

     Globalstar is a development stage partnership and has not commenced commercial operations. For the period March 23, 1994 (commencement of operations) to June 30, 1998, Globalstar has recorded cumulative net losses applicable to ordinary partnership interests of $320.7 million. The net loss applicable to ordinary partnership interests for the six months ended June 30, 1998 increased to $65.4 million as compared to $42.9 million for the six months ended June 30, 1997. The net loss applicable to ordinary partnership interests for the three months ended June 30, 1998 increased to $40.5 million as compared to $22.3 million for the three months ended June 30, 1997. The net loss for both periods increased primarily as a result of increased activity in the development of Globalstar user terminals, increased in-house engineering and marketing efforts and the net effect of the RPPI conversion during the quarter ended June 30, 1998. Globalstar is expending significant funds for the construction, launch, testing and deployment of the Globalstar System and expects such losses to continue until commencement of commercial operations.

     Globalstar has earned interest income of $50.5 million on cash balances and short-term investments since commencement of operations. Interest income during the six months ended June 30, 1998 was $9.8 million as compared to $7.1 million for the six months ended June 30, 1997 as a result of higher average cash balances available for investment during the period. Interest income during the three months ended June 30, 1998 was $4.7 million as compared to $4.8 million for the three months ended June 30, 1997 as a result of lower average cash balances available for investment during the second quarter of 1998.

     Operating Expenses. Development costs during the six months ended June 30, 1998 were $33.7 million as compared to $27.8 million for the six months ended June 30, 1997. Development costs during the three months ended June 30, 1998 were $17.2 million as compared to $16.6 million for the three months ended June 30, 1997. Development costs for both periods increased as a result of increased activity in the development of Globalstar user terminals and in-house engineering.

     Marketing, general and administrative expenses were $19.4 million and $11.6 million for the six months ended June 30, 1998 and 1997, respectively and were $11.1 million and $5.2 million for the three months ended June 30, 1998 and 1997, respectively. The increase in marketing, general and administrative expenses is primarily the result of an increase in the number of employees as compared to the first and second quarters of 1997 and an increase in marketing costs as Globalstar gears up for operations.

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

     Income Taxes. Globalstar is organized as a limited partnership. As such, no income tax provision or benefit is included in the accompanying financial statements since U.S. income taxes are the responsibility of its partners. Generally, taxable income or loss, deductions and credits of Globalstar will be passed through to its partners.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

NEW ACCOUNTING PRONOUNCEMENTS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         The following exhibits are filed as part of this report:

       Exhibit 12 -- Statement Regarding Computation of Ratios
       Exhibit 27 -- Financial Data Schedules

     (b) Reports on Form 8-K

        DATE OF REPORT                            DESCRIPTION
        --------------                            -----------
        April 2, 1998     Item 5 -- GTL declares two-for-one stock split and
                          conversion of Convertible Preferred Equivalent Obligations
        April 2, 1998     Item 5 -- GTL declares two-for-one stock split and
                          conversion of Convertible Preferred Equivalent
                                    Obligations -- Amendment
        May 20, 1998      Item 5 -- Globalstar issues $300 million of 11 1/2% Senior
                          Notes in a private offering
        June 9, 1998      Item 5 -- Status of deployment of satellite constellation

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                           GLOBALSTAR TELECOMMUNICATIONS LIMITED
                                                   GLOBALSTAR, L.P.
                                           -------------------------------------
                                                     Registrants

                                                  Nicholas C. Moren
                                           -------------------------------------
                                                      Treasurer
                                            (Principal Financial Officer)
                                                         and
                                           Registrants' Authorized Officer

Date: August 13, 1998