Form 10-Q
period 1998-09-30
GLOBALSTAR TELECOMMUNICATIONS LTD; GLOBALSTAR LP
filed 1998-11-16
CIK 933401, 1037927

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

     As of October 30, 1998, there were 82,015,931 shares of Globalstar Telecommunications Limited common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (UNAUDITED)        (NOTE)
                                          ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests................    $     --         $303,089
  Ordinary partnership interests............................     583,890          297,417
  Ordinary partnership warrants.............................      11,956           12,210
                                                                --------         --------
          Total assets......................................    $595,846         $612,716
                                                                ========         ========
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Interest payable..........................................    $     --         $  1,679
Convertible preferred equivalent obligations ($310,000
  principal amount).........................................          --          301,410
Commitments and contingencies (Note 4)
Shareholders' equity:
  Common stock, $1.00 par value, 600,000,000 shares
     authorized (82,012,029 and 30,638,152 issued and
     outstanding at September 30, 1998 and December 31,
     1997, respectively)....................................      82,012           30,638
  Paid-in capital...........................................     588,866          318,643
  Warrants..................................................      11,956           12,210
  Accumulated deficit.......................................     (86,988)         (51,864)
                                                                --------         --------
          Total shareholders' equity........................     595,846          309,627
                                                                --------         --------
          Total liabilities and shareholders' equity........    $595,846         $612,716
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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     1998       1997        1998        1997
                                                    -------    -------    --------    --------
Equity in net loss applicable to ordinary
  partnership interests of Globalstar, L.P........  $14,555    $ 7,278    $ 35,124    $ 17,981
Dividend income on Globalstar, L.P. redeemable
  preferred partnership interests.................       --     (5,301)    (22,197)    (15,902)
Interest expense on convertible preferred
  equivalent obligations..........................       --      5,301      22,197      15,902
                                                    -------    -------    --------    --------
Net loss..........................................  $14,555    $ 7,278    $ 35,124    $ 17,981
                                                    =======    =======    ========    ========
Net loss per share -- basic and diluted...........  $  0.18    $  0.12    $   0.48    $   0.33
                                                    =======    =======    ========    ========
Weighted average shares outstanding -- basic
  and diluted.....................................   82,008     61,266      72,973      54,082
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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ---------------------
                                                                1998        1997
                                                              --------    ---------
Operating activities:
  Net loss..................................................  $(35,124)   $ (17,981)
  Equity in net loss applicable to ordinary partnership
     interests of
     Globalstar, L.P. ......................................    35,124       17,981
  Increase in redemption value of redeemable preferred
     partnership interests..................................      (351)        (789)
  Dividends accrued on redeemable preferred partnership
     interests..............................................     1,679           --
  Amortization of convertible preferred equivalent
     obligations costs......................................       351          789
  Change in operating liability:
     Interest payable.......................................    (1,679)          --
                                                              --------    ---------
  Net cash provided by (used in) operating activities.......        --           --
                                                              --------    ---------
  Investing activities:
     Purchase of ordinary partnership interests in
      Globalstar, L.P. .....................................    (1,093)    (140,910)
     Purchase of warrants in Globalstar, L.P. ..............        --      (12,210)
                                                              --------    ---------
  Net cash used in investing activities.....................    (1,093)    (153,120)
                                                              --------    ---------
  Financing activities:
     Net proceeds from issuance of common stock upon
      exercise of options
       and warrants.........................................     1,093           23
     Proceeds from issuance of warrants in connection with
      sale of Globalstar, L.P.'s 11 3/8% Senior Notes.......        --       12,210
     Proceeds from exercise of guarantee warrants...........        --      110,911
     Proceeds from exercise of GTL rights...................        --       29,976
                                                              --------    ---------
  Net cash provided by financing activities.................     1,093      153,120
                                                              --------    ---------
  Net increase (decrease) in cash and cash equivalents......        --           --
  Cash and cash equivalents, beginning of period............        --           --
                                                              --------    ---------
  Cash and cash equivalents, end of period..................  $     --    $      --
                                                              ========    =========
Noncash transactions:
  Conversion of redeemable preferred partnership interests
     and related dividend make-whole payment into ordinary
     partnership interests..................................  $320,250
                                                              ========
  Common stock issued upon conversion of convertible
     preferred equivalent obligations and related interest
     make-whole payment.....................................  $320,250
                                                              ========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited ("GTL") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of GTL, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. GTL believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the latest Annual Report on Form 10-K for GTL and Globalstar, L.P. ("Globalstar").

2. ORGANIZATION AND BUSINESS

     On November 23, 1994, GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. On February 14, 1995, GTL completed an initial public offering of 40 million shares of common stock (as adjusted for two-for-one stock splits) resulting in net proceeds of $185,750,000. Effective February 22, 1995, GTL purchased 21.3% of the ordinary partnership interests of Globalstar, L.P. (a development stage limited partnership) with the net proceeds of the initial public offering. GTL's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

     GTL's sole business is acting as a general partner of Globalstar, which is building and will operate a worldwide, low-earth orbit satellite-based wireless digital telecommunications system.

     At September 30, 1998, GTL held 34.8% of the ordinary partnership interests in Globalstar. GTL accounts for its investment in Globalstar on the equity method, recognizing its allocated share of net loss in the period incurred. GTL's allocated share of Globalstar's net loss applicable to ordinary partnership interests from the period February 22, 1995 through September 30, 1998 was $86,988,000.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Earnings Per Share

     In 1997, GTL adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The adoption of SFAS 128 had no effect on reported net loss per share. Diluted weighted average shares outstanding excludes the assumed conversion of GTL's 6 1/2% Convertible Preferred Equivalent Obligations due 2006 (the "CPEOs"), prior to their conversion, see Note 4, and excludes the assumed exercise of outstanding options and warrants as their effect would have been anti-dilutive due to GTL's net losses. Accordingly, basic and diluted weighted average shares outstanding are based on the weighted average common shares outstanding during the three and nine months ended September 30, 1998 and 1997.

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

5. SHAREHOLDERS' EQUITY

  Stock Split

     On June 8, 1998, GTL issued a two-for-one stock split to shareholders of record as of May 29, 1998 in the form of a 100% stock dividend. Accordingly, all GTL share and per share amounts, excluding the balance sheet, have been restated to reflect the two-for-one stock split. Prior to the stock split, GTL's equity securities and convertible securities were represented by equivalent Globalstar partnership interests on an approximate two-for-one basis. Globalstar's partnership interests were not affected by the GTL stock split and, accordingly, GTL's equity securities are now represented by equivalent Globalstar partnership interests on an approximate four-for-one basis. At GTL's annual meeting on April 28, 1998, the shareholders approved a proposal to increase the number of GTL authorized common shares, $1.00 par value, to 600 million shares and to authorize 10,000,000 GTL preferred shares, $.01 par value per share.

  Purchase of Globalstar Partnership Interests

     On July 6, 1998, Loral Space & Communications Ltd. ("Loral"), the managing general partner of Globalstar, purchased 4.2 million Globalstar ordinary partnership interests (corresponding to approximately 16.8 million shares of GTL common stock) from certain founding service providers for $420 million in cash. The founding service providers participating in this transaction have deposited half of their proceeds ($210 million) into escrow accounts to be used for the purchase of Globalstar gateways and user terminals. Concurrently, entities advised by or associated with Soros Fund Management L.L.C. ("Soros") purchased
8.4 million shares of GTL common stock owned by Loral for $245 million in cash.

     As a result of these transactions, Loral's fully diluted ownership in Globalstar increased from approximately 38% to 42% and Soros owns GTL shares equating to approximately 4% of Globalstar. Soros acquired from Loral shares of GTL common stock, which are restricted for U.S. securities law purposes. With respect to such shares, GTL has agreed to file a shelf registration statement and have such registration statement declared effective within one year from the closing date.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PARTNERSHIP INTEREST DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1998             1997
                                                              -------------    ------------
                                                               (UNAUDITED)        (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  236,296       $  464,154
  Insurance proceeds receivable.............................      190,500               --
  Production gateways and user terminals....................       88,331           24,124
  Other current assets......................................       16,225            5,502
                                                               ----------       ----------
          Total current assets..............................      531,352          493,780
  Property and equipment, net...............................        4,325            2,574
  Globalstar System under construction:
     Space segment..........................................    1,361,590        1,252,569
     Ground segment.........................................      585,538          374,344
                                                               ----------       ----------
                                                                1,947,128        1,626,913
  Deferred costs and other assets...........................       55,585           25,786
                                                               ----------       ----------
          Total assets......................................   $2,538,390       $2,149,053
                                                               ==========       ==========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable..........................................   $   10,596       $    1,272
  Payable to affiliates.....................................       78,514          105,357
  Vendor financing liability................................       58,448               --
  Accrued expenses..........................................        8,627            8,312
  Accrued interest..........................................       44,006           28,869
                                                               ----------       ----------
          Total current liabilities.........................      200,191          143,810
Deferred revenues...........................................       20,711           23,652
Vendor financing liability, net of current portion..........      276,876          197,723
Deferred interest payable...................................          448              420
11 3/8% Senior notes payable ($500,000 principal amount)....      478,569          475,579
11 1/4% Senior notes payable ($325,000 principal amount)....      306,122          303,641
10 3/4% Senior notes payable ($325,000 principal amount)....      320,826          320,311
11 1/2% Senior notes payable ($300,000 principal amount)....      288,218               --
Commitments and contingencies (Notes 4, 5, 6 and 8)
Redeemable preferred partnership interests, $310,000
  redemption value (none and 4,769,230 outstanding at
  September 30, 1998 and December 31, 1997, respectively)...           --          303,089
Ordinary partners' capital:
     Ordinary partnership interests (58,178,930 and
      52,319,076 outstanding at September 30, 1998 and
      December 31, 1997, respectively)......................      617,527          368,618
     Warrants...............................................       28,902           12,210
                                                               ----------       ----------
          Total ordinary partners' capital..................      646,429          380,828
                                                               ----------       ----------
          Total liabilities and partners' capital...........   $2,538,390       $2,149,053
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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER INTEREST DATA)
                                  (UNAUDITED)

                                                                                    CUMULATIVE
                                   THREE MONTHS ENDED     NINE MONTHS ENDED       MARCH 23, 1994
                                     SEPTEMBER 30,          SEPTEMBER 30,        (COMMENCEMENT OF
                                   ------------------    -------------------      OPERATIONS) TO
                                    1998       1997        1998       1997      SEPTEMBER 30, 1998
                                   -------    -------    --------    -------    ------------------
Operating expenses:
  Development costs..............  $18,285    $20,013    $ 51,943    $47,823         $240,706
  Marketing, general and
     administrative..............   10,817      6,237      30,199     17,790           98,785
Loss from launch failure.........   17,315         --      17,315         --           17,315
                                   -------    -------    --------    -------         --------
          Total operating
            expenses.............   46,417     26,250      99,457     65,613          356,806
Interest income..................    4,462      6,690      14,282     13,799           54,918
                                   -------    -------    --------    -------         --------
Net loss.........................   41,955     19,560      85,175     51,814          301,888
Preferred distribution and
  related increase in redeemable
  preferred partnership
  interests......................       --      5,300      22,197     15,901           60,722
                                   -------    -------    --------    -------         --------
Net loss applicable to ordinary
  partnership interests..........  $41,955    $24,860    $107,372    $67,715         $362,610
                                   =======    =======    ========    =======         ========
Net loss per ordinary partnership
  interest -- basic and
  diluted........................  $  0.72    $  0.48    $   1.93    $  1.34
                                   =======    =======    ========    =======
Weighted average ordinary
  partnership interests
  outstanding -- basic and
  diluted........................   58,178     52,317      55,697     50,520
                                   =======    =======    ========    =======

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                          CUMULATIVE
                                                                NINE MONTHS ENDED       MARCH 23, 1994
                                                                  SEPTEMBER 30,        (COMMENCEMENT OF
                                                              ---------------------     OPERATIONS) TO
                                                                1998        1997      SEPTEMBER 30, 1998
                                                              ---------   ---------   ------------------
Operating activities:
  Net loss..................................................  $ (85,175)  $ (51,814)     $  (301,888)
  Loss from launch failure..................................     17,315          --           17,315
  Deferred revenues.........................................     (2,941)         --           20,711
  Stock compensation transactions...........................        964         969            2,571
  Depreciation and amortization.............................      1,243         702            3,496
  Changes in operating assets and liabilities:
    Production gateways and user terminals..................    (64,207)    (19,625)         (88,331)
    Other current assets....................................    (10,723)     (5,741)         (16,225)
    Other assets............................................     (2,205)       (699)          (3,018)
    Accounts payable........................................      9,840      (1,708)          11,041
    Payable to affiliates...................................     31,733       3,286           31,556
    Accrued expenses........................................        315      (2,721)           8,627
                                                              ---------   ---------      -----------
Net cash used in operating activities.......................   (103,841)    (77,351)        (314,145)
                                                              ---------   ---------      -----------
Investing activities:
  Globalstar System under construction......................   (528,030)   (533,564)      (2,154,943)
  Payable to affiliates for Globalstar System under
    construction............................................    (58,576)     44,062           38,158
  Capitalized interest accrued..............................     26,767      25,273           71,530
  Accounts payable..........................................       (516)      1,160             (953)
  Vendor financing liability................................    137,601      55,776          335,324
                                                              ---------   ---------      -----------
  Cash used for Globalstar System...........................   (422,754)   (407,293)      (1,710,884)
  Purchases of property and equipment.......................     (2,994)     (1,049)          (7,806)
  Deferred FCC license costs................................       (627)     (1,376)          (8,734)
  Purchases of investments..................................         --          --         (126,923)
  Maturity of investments...................................         --          --          126,923
                                                              ---------   ---------      -----------
Net cash used in investing activities.......................   (426,375)   (409,718)      (1,727,424)
                                                              ---------   ---------      -----------
Financing activities:
  Net proceeds from issuance of $500,000 11 3/8% Senior
    Notes...................................................         --     472,090          472,090
  Proceeds from warrants issued in connection with $500,000
    11 3/8% Senior Notes....................................         --      12,210           12,210
  Net proceeds from issuance of $325,000 11 1/4% Senior
    Notes...................................................         --     301,850          301,850
  Net proceeds from issuance of $325,000 10 3/4% Senior
    Notes...................................................         --          --          320,197
  Net proceeds from issuance of $300,000 11 1/2% Senior
    Notes...................................................    287,552          --          287,552
  Deferred financing costs..................................         --          --           (2,125)
  Proceeds of capital subscriptions receivable..............         --          --          282,441
  Payment of accrued capital raising costs..................         --          --           (2,400)
  Sale of ordinary partnership interests....................     19,843     140,910          346,523
  Sale of redeemable preferred partnership interests to
    GTL.....................................................         --          --          299,500
  Distributions on redeemable preferred partnership
    interests...............................................     (5,037)    (15,112)         (40,020)
  Prepaid interest on redeemable preferred partnership
    interests...............................................         --          --               47
  Borrowings under long-term revolving credit facility......         --      65,000          171,000
  Repayment of borrowings under long-term revolving credit
    facility................................................         --    (161,000)        (171,000)
                                                              ---------   ---------      -----------
Net cash provided by financing activities...................    302,358     815,948        2,277,865
                                                              ---------   ---------      -----------
Net increase (decrease) in cash and cash equivalents........   (227,858)    328,879          236,296
Cash and cash equivalents, beginning of period..............    464,154      21,180               --
                                                              ---------   ---------      -----------
Cash and cash equivalents, end of period....................  $ 236,296   $ 350,059      $   236,296
                                                              =========   =========      ===========
Noncash transactions:
  Payable to affiliates.....................................                             $     9,308
                                                                                         ===========
  Accrual of capital raising costs..........................                             $     2,400
                                                                                         ===========
  Deferred FCC license costs................................                             $     2,235
                                                                                         ===========
  Insurance proceeds receivable from launch failure.........  $ 190,500                  $   190,500
                                                              =========                  ===========
  Warrants issued in exchange for debt guarantee............                             $    22,601
                                                                                         ===========
  Increase in redemption value of preferred partnership
    interests...............................................  $     351   $     789      $     3,940
                                                              =========   =========      ===========
Ordinary partnership interests distributed upon conversion
  of preferred partnership interests and related dividend
  make-whole payment........................................  $ 320,250                  $   320,250
                                                              =========                  ===========
Warrants issued to China Telecom to acquire ordinary
  partnership interests.....................................  $  31,917                  $    31,917
                                                              =========                  ===========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Globalstar, L.P. ("Globalstar") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. Globalstar believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K for Globalstar Telecommunications Limited ("GTL") and Globalstar.

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

     Globalstar may encounter problems, delays and expenses, many of which may be beyond Globalstar's control. These may include, but are not limited to, launch delays and launch failures (see Note 4), in-orbit failures, problems related to technical development of the system, testing, regulatory compliance, manufacturing and assembly, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. There can be no assurance that substantial delays in any of the foregoing matters would not delay Globalstar's achievement of profitable operations.

  Production Gateways and User Terminals

     Production gateways and user terminal costs represent amounts associated with financing by Globalstar to assist in the deployment of the gateways and user terminals. Globalstar expects to recoup such costs upon acceptance by the service providers of the gateways and user terminals.

  Earnings Per Ordinary Partnership Interest

     In 1997, Globalstar adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The adoption of SFAS 128 had no effect on reported net loss per ordinary partnership interest. Diluted weighted average ordinary partnership interests outstanding excludes the assumed conversion of the Redeemable Preferred Partnership Interests (the "RPPIs") prior to their conversion, see Note 7, and

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

excludes the assumed issuance of ordinary partnership interests upon exercise of GTL's outstanding options and warrants as their effect would have been anti-dilutive due to Globalstar's net losses. Accordingly, basic and diluted weighted average ordinary partnership interests outstanding is based on net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding during the three and nine months ended September 30, 1998 and 1997.

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

  Reclassifications

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

4. GLOBALSTAR SYSTEM UNDER CONSTRUCTION

     As of October 30, 1998, Globalstar's budgeted expenditures for the design, construction and deployment of the Globalstar System to commence commercial service, including working capital, cash interest on borrowings and operating expenses is approximately $3.3 billion. In addition to expenditures for operating costs, working capital and debt service, Globalstar anticipates additional expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the commencement of commercial service.

     On September 9, 1998, a malfunction of a Zenit 2 rocket, launched from the Baikonur cosmodrome in Kazakhstan, resulted in the loss of 12 Globalstar satellites. A $17.3 million loss from the launch failure was recorded in the third quarter of 1998, which reflects the value of the satellites and related capitalized costs, net of insurance proceeds receivable of $190.5 million. Globalstar activated its contingency launch plan and expects to initiate commercial service with at least 32 satellites in orbit in the third quarter of 1999.

     In addition, in order to accelerate the deployment of gateways around the world, Globalstar has agreed to help finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. The contract for the 38 gateways is approximately $337 million. In December 1997, Globalstar ordered 40,000 fixed access terminals from Ericsson for $84 million. Further, Globalstar has also agreed to finance approximately $67 million of the cost of handsets. Globalstar expects to recoup the amounts so financed following the acceptance by the service providers of the gateways, fixed access terminals and handsets.

     Globalstar and Globalstar service providers entered into contracts with Qualcomm, Ericsson OMC Limited and Telital S.p.A. for the initial manufacture and delivery of approximately 300,000 production handheld and fixed access terminals.

     As of October 30, 1998, Globalstar had raised or received commitments for approximately $2.9 billion. Although Globalstar believes it will be able to obtain the remaining funds required prior to initiation of commercial service in September 1999 of approximately $600 million, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

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

  Purchase of Globalstar Partnership Interests

     On July 6, 1998, Loral, the managing general partner of Globalstar, purchased 4.2 million Globalstar ordinary partnership interests (corresponding to approximately 16.8 million shares of GTL common stock) from certain founding service providers for $420 million in cash. The founding service providers participating in this transaction have deposited half of their proceeds ($210 million) into escrow accounts to be used for the purchase of Globalstar gateways and user terminals. Concurrently, entities advised by or associated with Soros Fund Management L.L.C. ("Soros") purchased 8.4 million shares of GTL common stock owned by Loral for $245 million in cash.

     As a result of these transactions, Loral's fully diluted ownership in Globalstar increased from approximately 38% to 42% and Soros owns GTL shares equating to approximately 4% of Globalstar. The shares of GTL common stock acquired by Soros are restricted for U.S. securities law purposes. With respect to such shares, GTL has agreed to file a shelf registration statement and have such registration statement declared effective within one year from the closing date.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Globalstar and or GTL or their representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by Globalstar and or GTL with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of Globalstar and or GTL. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors or conditions. All forward-looking statements involve risks and uncertainties, many of which may be beyond Globalstar's and or GTL's control. These may include, but are not limited to, problems relating to technical development and deployment of the system, testing, regulatory compliance, manufacturing and assembly, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. See the section of GTL's and Globalstar's registration statement on Form S-4 (File No. 333-57749), entitled "Risk Factors."

     GTL is a general partner of Globalstar and has no other business. GTL's sole asset is its investment in Globalstar and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased from $464.2 million at December 31, 1997 to $236.3 million at September 30, 1998. The net decrease is primarily a result of expenditures for the Globalstar System of $422.8 million, and net cash used in operating activities of $103.8 million, including financing of production gateways and user terminals totaling $64.2 million, offset by the net proceeds from the sale of Globalstar's 11 1/2% Senior Notes due 2005 totaling $287.6 million and the proceeds from the sale of partnership interests to China Telecom of $18.8 million.

     Current liabilities increased from $143.8 million at December 31, 1997 to $200.2 million at September 30, 1998, primarily as a result of the classification of a portion of vendor financing due within one year and the timing of payments to Globalstar contractors and accrued interest on the senior notes.

     On February 14, 1998, Globalstar launched its first four satellites and launched four additional satellites on April 24, 1998. On September 9, 1998, however, a malfunction of a Zenit 2 rocket, launched from the Baikonur cosmodrome in Kazakhstan, resulted in the loss of 12 Globalstar satellites. Globalstar activated its contingency launch plan and expects to initiate commercial service with at least 32 satellites in orbit in the third quarter of 1999. The revised plan is under contract and provides additional assurance of successful satellite deployment through greater flexibility and redundant capacity, reducing Globalstar's dependence on any one launcher and further reducing risk.

     Through September 30, 1998, Globalstar incurred costs of approximately $2.4 billion for the design and construction of the space and ground segments. Costs incurred to date during fiscal year 1998 were approximately $580 million.

     As of October 30, 1998, Globalstar's budgeted expenditures for the design, construction and deployment of the Globalstar System to commence commercial service, including working capital, cash interest on borrowings and operating expenses is approximately $3.3 billion, which includes the delay of three months in the initiation of commercial service is at a cost of approximately $100 million, representing the additional interest and operating expenses directly attributable to the delay, the estimated costs for revisions to Globalstar's launch plan of approximately $140 million, and the cost of eight additional spare satellites already under construction by SS/L of $180 million (previously classified as additional satellite spares in the condensed consolidated financial statements). In addition to expenditures for operating costs, working capital and debt service, Globalstar anticipates additional expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the commencement of commercial service.

     In addition, in order to accelerate the deployment of gateways around the world, Globalstar has agreed to help finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. The contract for the 38 gateways is approximately $337 million. In December 1997, Globalstar ordered 40,000 fixed access terminals from Ericsson for $84 million. Globalstar has also agreed to finance approximately $67 million of the cost of handsets. Globalstar expects to recoup such costs upon acceptance by the service providers of the gateways and user terminals.

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

     As of October 30, 1998, Globalstar had raised or received commitments for approximately $2.9 billion. Globalstar believes that its current capital, vendor financing commitments and the availability of the Globalstar credit agreement ($250 million available at September 30, 1998) are sufficient to fund its requirements for the baseline system into the first quarter of 1999. Globalstar intends to raise the remaining funds required prior to the initiation of commercial service in September 1999 of approximately $600 million from a combination of sources including: high yield debt issuance (which may include an equity component), equity issuance, financial support from the Globalstar partners, projected service provider payments, projected net service revenues from initial operations and anticipated payments from the sale of gateways and Globalstar subscriber terminals. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

     On April 30, 1998, GTL redeemed all of its outstanding CPEOs, $310 million aggregate principal amount. As of April 30, 1998, all the holders of the CPEOs had converted their holdings into 20,123,230 shares of GTL common stock (as adjusted for two-for-one stock split). As a result of such conversion, Globalstar's RPPIs were converted into 4,769,230 Globalstar ordinary partnership interests. In connection with the redemption, GTL issued 539,322 additional shares of GTL common stock (as adjusted for two-for-one stock split) in satisfaction of a required interest make-whole payment. A corresponding dividend make-whole payment was also made by Globalstar for which an additional 134,830 Globalstar ordinary partnership interests were issued. Dividend payments and related increase in RPPIs were $0 and $22.2 million for the three and nine months ended September 30, 1998, respectively, and $5.3 million and $15.9 million for the three and nine months ended September 30, 1997, respectively. The interest make-whole payment and related dividend make-whole payment were recorded as interest expense and dividends, by GTL and Globalstar, respectively. Prior to the conversion, interest on the CPEOs and, correspondingly, dividends on the RPPIs, were payable quarterly at the rate of 6 1/2% per annum. The conversion of the CPEOs and the related RPPIs will result in annual cash savings of approximately $20.1 million.

     On July 6, 1998, Loral, the managing general partner of Globalstar, purchased 4.2 million Globalstar ordinary partnership interests (corresponding to approximately 16.8 million shares of GTL common stock) from certain founding service providers for $420 million in cash. The founding service providers participating in this transaction have deposited half of their proceeds ($210 million) into escrow accounts to be used for the purchase of Globalstar gateways and user terminals. Concurrently, entities advised by or associated with Soros Fund Management L.L.C. ("Soros") purchased 8.4 million shares of GTL common stock owned by Loral for $245 million in cash. As a result of these transactions, Loral's fully diluted ownership in Globalstar increased from approximately 38% to 42% and Soros owns GTL shares equating to approximately 4% of Globalstar. With respect to such shares, the GTL common stock acquired by Soros are restricted for U.S. securities law purposes, and for which GTL has agreed to file a shelf registration statement and have such registration statement declared effective within one year from the closing date.

RESULTS OF OPERATIONS

     Globalstar is a development stage partnership and has not commenced commercial operations. For the period March 23, 1994 (commencement of operations) to September 30, 1998, Globalstar has recorded cumulative net losses applicable to ordinary partnership interests of $362.6 million. The net loss applicable to ordinary partnership interests for the nine months ended September 30, 1998 increased to $107.4 million as compared to $67.7 million for the nine months ended September 30, 1997. The net loss for the nine months ending September 30, 1998, increased primarily as a result of the launch failure, increased activity in the development of Globalstar user terminals and increased in-house engineering and marketing expenses. The net loss applicable to ordinary partnership interests for the three months ended September 30, 1998 increased to $42.0 million as compared to $24.9 million for the three months ended September 30, 1997, primarily as a result of the launch failure. Globalstar is expending significant funds for the construction, launch, testing and deployment of the Globalstar System and expects such losses to continue until commencement of commercial operations.

     Globalstar has earned interest income of $54.9 million on cash balances and short-term investments since commencement of operations. Interest income during the nine months ended September 30, 1998 was $14.3 million as compared to $13.8 million for the nine months ended September 30, 1997, a result of higher average cash balances available for investment during the current period. Interest income during the three months ended September 30, 1998 was $4.5 million as compared to $6.7 million for the three months ended September 30, 1997, a result of lower average cash balances available for investment during the third quarter of 1998.

     Operating Expenses. Development costs during the nine months ended September 30, 1998 were $51.9 million as compared to $47.8 million for the nine months ended September 30, 1997. Development costs increased as a result of increased activity in the development of Globalstar user terminals and in-house engineering. Development costs during the three months ended September 30, 1998 were $18.3 million as compared to $20.0 million for the three months ended September 30, 1997. The decrease is a result of timing of invoices received from Qualcomm for the development of user terminals.

     Marketing, general and administrative expenses were $30.2 million and $17.8 million for the nine months ended September 30, 1998 and 1997, respectively and were $10.8 million and $6.2 million for the three months ended September 30, 1998 and 1997, respectively. The increases in marketing, general and administrative expenses for both periods is primarily the result of an increase in the number of employees and an increase in marketing costs as Globalstar gears up for operations.

     On September 9, 1998, a malfunction of a Zenit 2 rocket, resulted in the loss of 12 Globalstar satellites. A $17.3 million loss on the launch failure was recorded in the third quarter of 1998, which reflects the value of the satellites and related capitalized costs, net of insurance proceeds receivable of $190.5 million.

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

OTHER MATTERS

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

  Impact of Year 2000 Issue

     Globalstar's Year 2000 Program is proceeding on schedule. The Year 2000 Issue is the result of computer programs which were written using two digits rather than four to signify a year (i.e., the year 1997 is denoted as "97" and not "1997"). Computer programs written using only two digits may recognize the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruption of operations.

     Globalstar, has implemented a Year 2000 program (the "Year 2000 Program") for its internal products, system and equipment, as well as for key vendor supplied products, system and equipment. As part of the Year 2000 Program, the Globalstar is assessing the Year 2000 capabilities of, among other things, its satellites, ground equipment, research and development activities, and facility management systems. The Year 2000 Program consists of the following phases:
Inventory of Year 2000 items, Assessment (including prioritization), Remediation (including modification, upgrading and replacement), Testing and Auditing. This five-step program is divided into six major sections covering both information and non-information technology systems: 1) business systems, 2) technical systems, 3) products and services, 4) imbedded hardware/firmware, and 5) vendor supplied products. To date, Globalstar has completed approximately 95% of the inventory phase and approximately 25% of its assessment phase. Globalstar expects to complete the first four phases, through the testing phase, of the Year 2000 Program during the second quarter of 1999, which is prior to it's anticipated in-service date of Globalstar. The fifth phase, the audit phase, is expected to commence in January of 1999 and continue through the third quarter of 1999 to accommodate re-audits if deemed necessary.

     Both internal and external resources are being utilized to execute Globalstar's plan. The program to address Year 2000 has been underway since July 1997. The incremental costs incurred to date for this effort by Globalstar was approximately $200,000. Based on the efforts of Globalstar and its operating affiliates to date, Globalstar anticipates additional incremental expenses of approximately $1.1 million will be incurred to substantially complete the effort.

     Based upon the accomplishments to date, no contingency plans are expected to be needed. As risks are identified, contingency plans will be developed and implemented as necessary. However, because of the progress achieved to date and Globalstar's expectations that its Year 2000 program will be substantially complete in the second quarter of calendar 1999, Globalstar believes adequate time will be available to insure alternatives can be developed, assessed and implemented prior to a Year 2000 issue having a material negative impact on its operations of Globalstar. However, there can be no assurance that such modifications and conversions, if required, will be completed on a timely basis.

     The cost of the program and the dates on which Globalstar believes it will substantially complete Year 2000 modifications are based on management's best estimates. Such estimates were derived using software surveys and programs to evaluate calendar date exposures and numerous assumptions of future events, including the continued availability of certain resources, third-party Year 2000 readiness and other factors. Because none of these estimates can be guaranteed, actual results could differ materially and adversely from those anticipated. Specific factors that might cause an adjustment of costs are: number of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability to validate supplier certification and similar uncertainties.

     Globalstar's failure to remediate a material Year 2000 problem could result in an interruption or failure of certain basic business operations. These failures could materially and adversely effect Globalstar's results of operations, liquidity and financial condition. Globalstar and its operating affiliates are also assessing the Year 2000 readiness of its key third-party suppliers. Information requests have been distributed to such suppliers and replies are being evaluated. If the risk is deemed material, on-site visits to suppliers will be conducted to verify the adequacy of the information received. However, due to the general uncertainty of the Year 2000 problem, including uncertainty with regard to third-party suppliers, Globalstar is unable to determine at this time whether the consequences of Year 2000 failures will have an adverse material impact on Globalstar's results of operations, liquidity or financial condition. Globalstar's Year 2000 Program is expected to have considerably reduced Globalstar's level of exposure in regard to third-party supplier Year 2000 problems.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits
       The following exhibits are filed as part of this report:
       Exhibit 12 -- Statement Regarding Computation of Ratios
       Exhibit 27 -- Financial Data Schedules

     (b) Reports on Form 8-K

DATE OF REPORT                              DESCRIPTION
--------------                              -----------
September 9, 1998      Item 5 Other Events -- Globalstar announces launch
                       failure
September 22, 1998     Item 5 Other Events -- Globalstar revises launch
                       strategy

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

                                          GLOBALSTAR TELECOMMUNICATIONS LIMITED

                                          --------------------------------------
                                                        Registrant

                                                    Nicholas C. Moren

                                          --------------------------------------
                                                        Treasurer
                                              (Principal Financial Officer)
                                                           and
                                             Registrant's Authorized Officer

                                                     GLOBALSTAR L.P.

                                          --------------------------------------

                                                      Steven Wright

                                          --------------------------------------
                                                 Chief Financial Officer
                                              (Principal Financial Officer)
                                                           and
                                             Registrant's Authorized Officer

Date: November   , 1998