Form 10-K
period 1998-12-31
GLOBALSTAR TELECOMMUNICATIONS LTD; GLOBALSTAR LP
filed 1999-03-31
CIK 933401, 1037927

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                            ------------------------

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
          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                               NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                    ON WHICH REGISTERED
         -------------------                   ---------------------
GLOBALSTAR TELECOMMUNICATIONS LIMITED
    COMMON STOCK, $1.00 PAR VALUE             NASDAQ NATIONAL MARKET

     The registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and have been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained in Globalstar Telecommunications Limited's 1999 definitive proxy statement.

     As of March 5, 1999, there were 82,020,021 shares of Globalstar Telecommunications Limited common stock outstanding, and the aggregate market value of such shares (based on the closing price on the Nasdaq National Market) held by non-affiliates of Globalstar Telecommunications Limited was approximately $1.2 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Globalstar Telecommunications Limited's 1999 definitive proxy statement are incorporated by reference into Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                        GENERAL DESCRIPTION OF BUSINESS

     On November 23, 1994, Globalstar Telecommunications Limited ("GTL" or "the Company") was incorporated as an exempted company under the Companies Act 1981 of Bermuda. On February 14, 1995, GTL completed an initial public offering of 40,000,000 shares of common stock (as adjusted to give effect to GTL's two-for-one stock splits effected in the form of 100% stock dividends paid in 1997 and 1998). Effective February 22, 1995, GTL purchased 10,000,000 ordinary partnership interests from Globalstar, L.P. ("Globalstar"), a development stage limited partnership. At December 31, 1998, GTL had a 34.8% ownership interest in the ordinary partnership interests of Globalstar, and its sole business is acting as a general partner in Globalstar.

     Globalstar was founded by Loral Corporation ("Old Loral") and QUALCOMM Incorporated ("Qualcomm"). Effective April 23, 1996, a merger between Old Loral and Lockheed Martin Corporation ("Lockheed Martin") was completed. In conjunction with the merger, Old Loral's space and communications businesses, including its direct and indirect interests in Globalstar, GTL, Space Systems/Loral, Inc. ("SS/L") and other affiliated businesses, as well as certain other assets and liabilities, were transferred to Loral Space & Communications Ltd. ("Loral"), a Bermuda company. Globalstar is a Delaware limited partnership whose managing general partner is Loral/QUALCOMM Satellite Services, L.P. ("LQSS"); the general partner of LQSS is Loral/QUALCOMM Partnership, L.P. ("LQP"), a Delaware limited partnership, the partners of which are subsidiaries of Loral and Qualcomm. The managing general partner of LQP is Loral General Partner, Inc., a subsidiary of Loral. As a result, Loral is the managing general partner of Globalstar and owned approximately 43% of Globalstar as of December 31, 1998.

  Recent Developments

     On March 15, 1999, Globalstar successfully launched four satellites aboard a Soyuz launch vehicle from the Baikonur Cosmodrome in Kazakhstan, bringing the total satellites in orbit to 16. This launch followed Globalstar's successful launch on February 8, 1999 of four satellites from the Baikonur Cosmodrome following the execution of a Technology Safeguard Agreement among the governments of Russia, Kazakhstan and the United States. As of March 15, 1999, in addition to the 16 satellites in orbit, Globalstar had eight completed satellites on hand and 28 more in final integration and test.

     On January 21, 1999, GTL sold $350 million of 8% Convertible Redeemable Preferred Stock due 2011 (the "Preferred Stock"). The Preferred Stock will be convertible into shares of GTL common stock at a conversion price of $23.2563 per share. Loral purchased $150 million face amount of the $350 million of Preferred Stock offered to maintain its ownership percentage. GTL used the proceeds to purchase 8% convertible redeemable preferred partnership interests ("8% RPPIs") in Globalstar, and Globalstar will use the funds to continue the construction and deployment of its system. In the event of conversion of the 8% RPPIs, GTL's ownership of ordinary partnership interests would increase to 38.8%.

                                BUSINESS SEGMENT

     Globalstar will operate in one industry segment, global mobile telephony.

                                    BUSINESS

BUSINESS OVERVIEW

     Globalstar has begun to launch and is preparing to operate a worldwide, low-earth orbit ("LEO") satellite-based digital telecommunications system (the "Globalstar(TM) System"). As of March 15, 1999,

Globalstar has launched 16 of the 52 satellites (including four in-orbit spares) that will complete its full constellation and is scheduled to commence service in September 1999 with at least 32 satellites.

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

     Globalstar users will make and receive calls through a variety of Globalstar user terminals ("Globalstar Phones"), including hand-held and vehicle-mounted units similar to today's cellular telephones, fixed telephones similar either to phone booths or ordinary wireline telephones, and data terminals and facsimile machines. Dual-mode and tri-mode Globalstar Phones will provide access to both the Globalstar System and the subscriber's land-based cellular service. Each Globalstar Phone will communicate through one or more satellites to a local Globalstar service provider's interconnection point (known as a gateway) which will, in turn, connect into existing telecommunications networks.

     Globalstar achieved a significant milestone on April 30, 1998, when Qualcomm chairman Irwin Jacobs successfully placed a call from San Diego through the Globalstar System to Globalstar chairman Bernard Schwartz in New York City. In the call, an in-orbit Globalstar satellite received and relayed Mr. Jacobs's signal to the system's test-bed gateway in San Diego, which switched the call into the Public Switched Telephone Network ("PSTN"). The call was carried for the entire duration of the satellite pass, through multiple satellite beam switching, validating the adaptation of code division multiple access ("CDMA") technology to Globalstar service, including variable rate vocoders, gateway software and switching, and the PSTN interconnect. Voice quality was consistent with the standards set by terrestrial CDMA implementations and no voice delay or interruption occurred as the call passed through multiple satellite beams during the call.

     As of December 31, 1998, each of the elements of the Globalstar
System -- space and ground segments, user terminal supply, service provider arrangements, licensing and system integration -- was on schedule to permit Globalstar to commence commercial operations in September 1999 with at least 32 satellites in orbit, and to complete its 52-satellite constellation, including four in-orbit spares, by the end of 1999.

     Space Segment. On March 15, 1999, Globalstar successfully launched four satellites aboard a Soyuz launch vehicle from the Baikonur Cosmodrome in Kazakhstan, bringing the total satellites in orbit to 16. This launch followed Globalstar's successful launch on February 8, 1999 of four satellites from the Baikonur Cosmodrome following the execution of a Technology Safeguard Agreement among the governments of Russia, Kazakhstan and the United States. Globalstar had previously launched its first group of four satellites on February 14, 1998 and its second group of four satellites on April 24, 1998. The first 12 Globalstar satellites have reached their final orbital positions and are currently being used to test basic system functionality, including the system's inter-satellite hand-off capabilities, and the latest four satellites are expected to reach their final orbital positions and begin operations testing in April 1999. As of March 15, 1999, in addition to the 16 satellites in orbit, Globalstar had eight completed satellites on hand and 28 more in final integration and test.

     In September 1998, a malfunction of a Zenit 2 rocket resulted in the loss of 12 Globalstar satellites shortly after lift-off from the Baikonur Cosmodrome and resulted in a delay in the program schedule. The cost of the launch vehicle and the lost satellites was substantially insured. As a result of the launch failure, Globalstar implemented its contingency plan, which provides for a flexible launch strategy that enables it to select among a number of launch service suppliers in order to improve its ability to commence service as planned. Globalstar has reserved six Soyuz launches of four satellites each (two of which have already occurred as of March 15, 1999), six Delta 2 launches of four satellites each, an Ariane launch of up to six satellites and two Zenit launches, all in 1999, with options for additional launches in 2000. Production is proceeding for the remaining satellites to meet scheduled launch dates.

     Ground Segment. Globalstar's primary Satellite Operations Control Center ("SOCC") and back-up facility, which performed well in support of the Globalstar launches, are fully-operational and are currently performing command and control functions for the in-orbit satellites. Qualcomm has completed 38 gateways, of which eight are already installed in Texas, France, Italy, Canada, Argentina, China, South Africa and South Korea. The initial gateways helped monitor the launch and orbital placement of Globalstar's first 16 satellites. Qualcomm has released an upgraded, commercial version of its gateway operating software, which is now undergoing testing and evaluation. Globalstar expects these eight gateways to be fully operational by the commencement of commercial service, and expects an additional eight gateways to be installed and operational by the end of 1999. These 16 gateways will cover 61 countries that account for approximately 58% of Globalstar's business plan.

     User Terminals. Ericsson, Qualcomm and Telital are manufacturing approximately 300,000 handheld and fixed user terminals under contracts totalling $353 million from Globalstar and its service providers. The first generation handheld Globalstar Phones are expected to weigh about twelve ounces and be available in attractive designs with dimensions (excluding antenna) of approximately 6.25" x 2" x 1.75". Globalstar users will be able to access terrestrial wireless systems, where available, through dual and tri-mode portable and mobile user terminals. Qualcomm will offer a tri-mode handset that can access Globalstar, Advanced Mobile Phone System ("AMPS"), the U.S. analog cellular standard, and digital cellular systems using CDMA technology. Ericsson's and Telital's Globalstar/Global System for Mobile Communications ("GSM") dual mode phones will feature the GSM interface familiar to wireless customers in Europe and many other areas of the world.

     Service Providers. Globalstar and its partners have been seeking alliances with service providers throughout the world and have entered into a number of agreements in specific territories. Globalstar believes that these relationships with in-country service providers will facilitate the granting of local regulatory approvals -- particularly where its service provider and the licensing authority are one and the same -- as well as provide local marketing and technical expertise. Globalstar's local service providers have already obtained some or all of the regulatory approvals they will need to provide service in 32 nations, including China, the United States, Canada, Russia, Brazil, Indonesia, Saudi Arabia and Ukraine. Due to general economic conditions in Asia, Hyundai has withdrawn as a Globalstar service provider. Globalstar has found a replacement in Finland and has identified a replacement in India, but has been prevented from signing a new service provider agreement for India by litigation brought by Hyundai's former in-country partner. The injunction prohibiting such an agreement is currently on appeal. If Globalstar cannot proceed in a timely manner to engage an adequate replacement service provider for India, Globalstar will not be able to offer service in that country, and its results of operations could be adversely affected.

     In July 1998, as a result of a transaction in which Loral purchased Globalstar partnership interests from certain other Globalstar partners, $210 million was placed in escrow by such Globalstar partners for the purchase of Globalstar gateways and handsets.

     Licensing. In January 1995, the Federal Communications Commission (the "FCC") granted authority for the construction, launch and operation of the Globalstar System and assigned spectrum for its user links. Later that year, the 1995 World Radiocommunication Conference allocated feeder link spectrum on an international basis for mobile satellite services ("MSS") systems such as Globalstar, and in November 1996, the FCC authorized Globalstar's feeder links. In September 1997, Globalstar applied to the FCC for authorization to launch and operate satellite systems at 2 GHz and 40 GHz. If these applications are granted (as to which there can be no assurance), Globalstar would be in a position to expand its capacity substantially.

     Systems Integration. Globalstar is using its in-orbit satellites and installed gateways to perform extensive tests of system functionality to ensure reliable, high quality service, including simulations of high-traffic conditions. In tests, the Globalstar System has delivered voice quality comparable to terrestrial CDMA and landline phones. Multiple satellite coverage and soft hand-offs of calls have occurred without dropped calls, and the second generation gateway software is providing both immediate handset connectivity and a seamless interface with the public telephone networks. To date, none of the Globalstar satellites has experienced a failure or significant anomaly.

     Expenditures and Commitments. Through December 31, 1998, Globalstar incurred costs of approximately $2.7 billion for the design and construction of the space and ground segments. Costs incurred during 1998 were approximately $871 million. Qualcomm is in the process of completing its revision to cost estimates for its portion of the ground segment. Due to additional scope and cost growth and based on preliminary information, Globalstar expects the increase from Qualcomm to be less than 3% of the total project cost. The Qualcomm estimate is still subject to further review by Globalstar. As of December 31, 1998, and including the effect of the preliminary Qualcomm estimate, Globalstar's budgeted expenditures were $3.17 billion for the design, construction and deployment of the Globalstar System to commence commercial service and $340 million for budgeted financing costs. In addition to expenditures for operating costs and debt service, Globalstar anticipates further expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the commencement of commercial service. Globalstar expects to achieve positive cash flow in the third quarter of 2000. Substantial additional financing will be required if there are delays in the commencement of commercial service and, in any event, after the commencement of commercial service and before positive cash flow is achieved. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

     Globalstar has agreed, subject to its partners' approval, to purchase from SS/L 12 additional spare satellites for which the cost and payment terms have not as yet been negotiated. It is anticipated that approximately $100 million will be expended for these spare satellites by commencement of commercial service. In addition, in order to accelerate the deployment of gateways around the world, Globalstar has agreed to help finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. The contracts for the 38 gateways aggregate approximately $345 million. Ericsson, Qualcomm and Telital are in the process of manufacturing approximately 300,000 handheld and fixed user terminals under contracts totaling $353 million from Globalstar and its service providers. Globalstar has agreed to finance approximately $151 million of the cost of handheld and fixed user terminals. Globalstar expects to recoup such costs upon acceptance by the service providers of the gateways and user terminals.

     In January 1999, GTL completed a private offering of $350 million of the Preferred Stock (of which Loral purchased $150 million face amount to maintain its ownership percentage). GTL in turn used the net proceeds from its offering to purchase 8% RPPIs of Globalstar. Globalstar in turn will use the proceeds for the construction and deployment of its system.

     As of January 31, 1999, Globalstar has raised or received commitments for approximately $3.3 billion. Globalstar intends to raise the remaining funds required, of approximately $600 million, prior to the initiation of commercial service from a combination of sources including: high yield debt issuance (which may include an equity component), bank financing, equity issuance, financial support from the Globalstar partners, projected service provider payments and anticipated payments from the sale of gateways and Globalstar subscriber terminals.

     Globalstar, a development stage company, has incurred costs (excluding depreciation) of $145 million, $87 million and $60 million for the years ended December 31, 1998, 1997 and 1996, respectively. Globalstar had total assets of $2.7 billion, $2.1 billion and $943 million as of December 31, 1998, 1997 and 1996, respectively.

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

    TELECOMMUNICATIONS                                   TELECOMMUNICATIONS EQUIPMENT AND
    SERVICE PROVIDERS                                     AEROSPACE SYSTEMS MANUFACTURERS
    ------------------                                   --------------------------------
    - AirTouch Communications, Inc.                   - Alcatel
    - China Telecom (Hong Kong) Group Ltd.            - Alenia Spazio S.p.A
    - Dacom Corporation                               - DaimlerChrysler Aerospace A.G.
    - Elsacom                                         - Hyundai Electronics Industries Co.
                                                      Ltd.
    - TE.SA.M.                                        - Space Systems/Loral, Inc.
    - Vodafone Group Plc

BUSINESS STRATEGY

     Globalstar's strategy for successful operation is based upon: (i) providing potential users worldwide with high quality telecommunications services, (ii) employing a system architecture designed to minimize cost and technological risks and (iii) leveraging the marketing, operating and technical capabilities of its strategic partners.

  WORLDWIDE HIGH QUALITY SERVICE

     To achieve rapid and sustained customer acceptance, the Globalstar System has been designed to provide a high quality, worldwide service that combines the best of existing cellular service with the technological advantages of the Globalstar System to meet the needs of individual end users.

     Worldwide Coverage and Access. The Globalstar System's worldwide coverage has been designed to enable its service providers to extend modern telecommunications services rapidly and economically to significant numbers of people who currently lack basic telephone services and to enhance wireless telecommunications in areas underserved or not served by existing or contemplated cellular systems. Globalstar expects to provide a communications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified. The Globalstar System has also been designed to enable international travelers to make and receive calls at a unique telephone number through their mobile Globalstar Phones anywhere in the world where Globalstar service is authorized by local regulatory authorities.

     Multiple Satellite Coverage; Soft Handoff. CDMA digital communications technology combined with continuous multiple satellite coverage and signal path diversity (a patented SS/L method of signal reception not available to competing systems) will enable the Globalstar System to provide service to a wide variety of locations, with less potential for signal blockage from buildings, terrain or other natural features. Globalstar Phones have been designed to operate with a single satellite in view, although typically signals from two to four satellites overhead will be combined to provide service. Therefore, the loss of an individual satellite is not expected to result in any gap in global coverage. Each mobile Globalstar Phone has been designed to communicate with as many as three satellites simultaneously, combining the signals received to ensure maximum service quality. Globalstar's in-orbit tests have shown that, as satellites constantly move in and out of view, they are seamlessly added to and removed from the calls in progress, thereby reducing the risk of call interruption.

     Superior Call Quality; Increased Privacy. Based on extensive space based tests of the Globalstar System, Globalstar expects that Qualcomm's CDMA digital technology will enable Globalstar to provide digital voice services which will have clarity, quality and privacy similar to those of existing land line and land-based CDMA wireless systems.

     Efficient Use of Satellite Resources. The Globalstar System's use of multiple satellites to communicate with each Globalstar Phone has been designed to allow its communications signals to bypass obstructions. Path diversity is expected to permit Globalstar to maintain its desired level of service quality while using less power and satellite resources than would be required in a system using single path satellites, which attempt to penetrate obstructions by using higher single satellite power and overall higher link margins.

     No Voice Delay. Globalstar satellites' low-earth orbits of 750 nautical miles are expected to result in no perceptible voice delay, as compared with the noticeable time delay of calls utilizing geosynchronous satellites, which orbit at an altitude of approximately 22,000 miles. Globalstar believes that its system will also entail noticeably less voice delay than medium-earth orbit systems and, in many cases, than LEO systems requiring on-board satellite decoding, recoding, echo cancellation and other on-board call processing to support satellite-to-satellite switching systems.

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

     Simple Space Segment of Proven Design. To achieve lower cost, reduce technological risk and accelerate deployment of the Globalstar System, Globalstar's system architecture uses small satellites incorporating a well-established repeater design that acts essentially as a simple "bent pipe," relaying signals received directly to the ground. The Globalstar space segment is being manufactured under fixed-price contracts with SS/L.

     Flexible, Low-Cost Ground Segment. Globalstar has been designed to offer local governments and service providers affordable telephone infrastructure where the cost of build-out of land-based wireline or wireless telephone systems is either too great or not economically justifiable. By purchasing a single gateway for approximately $6 million to $10 million (depending on the capacity desired), a service provider can extend basic telephone service to fixed terminals on a national basis in countries as large as Saudi Arabia and mobile service to cover an area almost as large as Western Europe. Each country with a Globalstar gateway will have access to domestic service without the imposition of international tail charges on in-country calls, thereby offering subscribers the lowest possible cost for domestic calls, which account for the vast majority of all cellular calls today.

     Competitively Priced Globalstar Phones. Ericsson, Qualcomm, and Telital are in the process of manufacturing approximately 300,000 handheld and fixed user terminals under contracts totaling $353 million from Globalstar and its service providers. After these initial production runs, Globalstar anticipates that competitive pressures and manufacturing efficiencies will reduce the cost of mobile and private fixed Globalstar Phones to less than $750 each. Private fixed Globalstar Phones will provide wireless local loop to government offices, businesses and homes beyond the current coverage area of the PSTN. Fully-installed, turn-key public telephone booths equipped with security features and credit, debit and phone-card reading capabilities are expected to cost between $4,000 and $6,000, depending on the number of units sharing a fixed antenna. In addition, dual mode and tri-mode Globalstar Phones will permit a Globalstar handset to access GSM, and CDMA-based digital cellular systems, and future phones are planned that will access additional modulations.

  LEVERAGING THE CAPABILITIES OF GLOBALSTAR'S STRATEGIC PARTNERS

     Loral has overall management responsibility for the design, construction, deployment and operation of the Globalstar System. Globalstar's strategic partners will play key roles in the design, construction, operation and marketing of the Globalstar System.

     Telecommunications service providers AirTouch, China Telecom, Dacom, Elsacom, TE.SA.M. and Vodafone are providing in-country marketing and telephony expertise to Globalstar. Globalstar's strategic partner service providers have been granted exclusive rights to provide Globalstar service in 73 countries around the world in which they have particular marketing strength and experience and access to an established customer base. To maintain their service provider rights on an exclusive basis, these service providers and additional service providers are required to make minimum payments to Globalstar equal to 50% of target revenues. Based upon current targets (which are currently subject to adjustment based upon an updated market analysis), such minimum payments total approximately $5 billion through 2006. There can be no assurance that the service providers will elect to retain their exclusivity and make such payments.

     Globalstar expects to add additional service providers in order to provide coverage throughout the world. Each service provider will, subject to obtaining required local regulatory approvals, market and distribute Globalstar service in its designated territories and own and operate the gateways necessary to serve its markets.

     Telecommunications equipment and aerospace systems manufacturers SS/L, Alcatel, Alenia, Daimler Chrysler Aerospace and Hyundai have designed Globalstar's satellites, which are now being built and deployed under a fixed price contract with SS/L. Qualcomm, using its CDMA technology, is designing and will manufacture Globalstar Phones and gateways and has licensed its user terminal technology to Ericsson and Telital.

THE GLOBALSTAR SYSTEM

     Globalstar intends to offer low-cost, high quality telecommunications services throughout the world. The Globalstar System will be comprised of a 52-satellite LEO constellation (including four in-orbit spare satellites) and a ground segment consisting of two SOCCs and two ground operations control centers ("GOCCs"), Globalstar gateways in each region served, and mobile and fixed Globalstar Phones. Globalstar will own and operate the satellite constellation, the SOCCs and the GOCCs. The remaining elements of the system will be owned by Globalstar's service providers and their subscribers. The descriptions of the Globalstar System are based upon current design and are subject to modification in light of future technical and regulatory developments.

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

  Voice Services

     Based on terrestrial simulations and space-based tests of the Globalstar System, Globalstar expects that its digital voice services will have clarity, quality and privacy similar to those of existing digital land-based cellular systems. Moreover, the system has been designed to minimize call interruptions ("dropped calls") resulting from movements on the part of the user or the satellites. Globalstar is expected to offer the full range of voice services provided by modern land-based telephone networks, including options such as call forwarding, conferencing, call waiting, call transfer and reverse charging ("collect calls"). Globalstar's voice services will be digital in nature and therefore difficult for unauthorized listeners to intercept and decode and, as a result, will be more secure than those offered by analog systems such as existing cellular telephones. The Globalstar System will function best when there is an unobstructed line-of-sight between the user and one or more of the Globalstar satellites overhead. Competing systems without Globalstar's path diversity depend on each user maintaining contact with a single satellite. Obstacles such as buildings, trees or mountainous terrain may degrade service quality, more so than would be the case with terrestrial cellular systems, and service may not be available in the core of high-rise buildings.

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

     Fixed Globalstar Phones for No-Telephone Areas. The majority of the world's population does not have access to any of the basic telephone services that are available to most residents of developed nations. Public installations of one or more Globalstar Phones, configured as telephone booths and powered by local generators or solar panels connected to a directional antenna aimed at the satellites overhead, would be important resources for remote villages currently lacking basic telephone service. Government officials, among other individuals, as well as commercial enterprises in remote areas such as mining and logging operations, are expected to utilize private, fixed Globalstar Phones which will operate like landline telephones, but will be connected to directional Globalstar antennae. Directional antennae also provide for more efficient use of the system's capacity.

     Mobile Globalstar Phones for No-Cellular Areas. In certain regions, land-based cellular systems cannot be economically justified because of their population density or geographic characteristics. As a satellite-based system with worldwide coverage, Globalstar can efficiently offer both hand-held and vehicle-mounted mobile service in these areas through its single-mode mobile Globalstar Phones. These units are expected to be similar in function and cost to today's full-featured cellular telephones. Unlike cellular telephones, however, these units will have the ability to operate (both for making and receiving calls) in virtually every inhabited area of the world where Globalstar service is authorized.

     Globalstar mobile terminals will all be equipped with omnidirectional antennae, similar to cellular telephone antennae, that connect equally well regardless of the direction in which they are pointed. Each mobile terminal will communicate with all satellites in view and will have the built-in signal processing intelligence to constantly seek out and select the strongest signal transmitted from overhead, combining the signals received to ensure maximum service quality. Further, Globalstar Phones will automatically vary their power output as necessary to maintain call quality and connectivity. As a result of this efficiently-managed power system, mobile Globalstar Phones are expected to draw less power, on average, than conventional cellular telephones and are therefore expected to enjoy longer battery life.

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

     Dual-mode and tri-mode Globalstar Phones can be programmed by the service provider to automatically utilize the chosen land-based cellular service whenever it is available and to otherwise process the call through Globalstar; they can also be programmed for manual selection between Globalstar and the land-based cellular system. Dual-mode and tri-mode Globalstar Phones are being developed for the most widely-based conventional cellular modulations. The dual-mode pairs are expected to include: Globalstar/CDMA, Globalstar/AMPS and Globalstar/GSM.

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

     LEO satellites are in constant motion overhead, relative to a user on the Earth's surface, and, as a result, the beam from the satellite transmitting a call could be blocked at any time by a building or natural obstruction, placing the user in the beam's shadow and interfering with or interrupting the call. Similar effects may occur when a mobile user changes position. Globalstar Phones can operate with a single satellite in view, although typically two to four satellites will be overhead. This supports the benefits of path diversity for mobile terminals and also means that, in contrast to medium-earth orbit systems with fewer satellites and competing LEO systems lacking this feature, the loss of individual satellites will usually not result in gaps in global coverage. Globalstar's mobile terminals are designed to communicate with as many as three satellites simultaneously, combining the signals received to provide improved call quality and, when another satellite moves into an optimal position, reliably "handing off" the call to such satellite without interruption. This combination of path diversity and CDMA is a patented SS/L technology designed to minimize call fading, resulting in fewer dropped calls and higher overall call quality.

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

     No Perceptible Voice Delay. Globalstar expects that its combination of a low-earth orbit and simple repeaters will reduce voice delays over its system to between 150 and 200 milliseconds, a delay which is not perceptible to the subscriber in a normal phone conversation. Voice delays are comprised of a propagation delay, as signals move from the Earth to the satellite and back, and processing delays on-board the satellite. By contrast, geosynchronous satellite communications entail a noticeable voice delay of approximately 600 milliseconds. Globalstar expects, based on its own analysis, that medium-earth orbit systems such as that proposed by ICO Global ("ICO") may entail voice delays of between 250 and 300 milliseconds. Although a competing time division multiple access ("TDMA") system has an orbit lower than Globalstar's, thus reducing propagation delay somewhat, Globalstar believes that in most cases this advantage is more than offset by the additional processing delay entailed by the TDMA system's need to decode, recode, perform echo cancellation and otherwise process signals in space and the need, in many cases, for satellite-to-satellite linkages, with additional on-board processing at each step. However, quality differentials may not be of significant competitive importance in communications markets in developing countries that currently lack even basic telephone coverage.

     Constellation Life. The satellites in the first-generation constellation are designed to operate at full performance for a minimum of seven and a half years, after which time the cumulative effects of the space environment are expected to gradually reduce operating performance. The constellation has been designed so that the loss of a few satellites will, in most cases, not result in gaps in global coverage. In order to provide additional assurance of system integrity in the event of premature satellite failure, however, Globalstar plans to launch four spare satellites to be relocated in space as required.

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

     The gateways are the interconnection points between the Globalstar satellite constellation and existing land-based telecommunications networks. Each gateway will contain up to four tracking antennae and radio frequency front ends that track the satellites orbiting in their view. A typical gateway is expected to cost between $6 million and $10 million, depending upon the number of subscribers being serviced by the gateway and assuming that the gateway will be located at the site of an existing cellular or other appropriate telecommunications switch. The Globalstar System is designed to prevent unauthorized use in those countries that have not licensed a Globalstar service provider. A single gateway is expected to be able to provide fixed coverage over an area larger than Saudi Arabia and mobile coverage over an area almost as large as Western Europe. As a result of the low cost of its gateways, Globalstar expects that its service providers will install gateways in most of the major traffic-generating countries in which they offer service. Each country with a Globalstar gateway will have access to domestic service without the imposition of international tail charges, thereby offering subscribers the lowest possible cost for domestic calls, which account for the vast majority of all cellular calls today.

     Although Globalstar has commissioned the design of the gateways to be used with the Globalstar System, ownership and operation of the gateways will be the responsibility of service providers in each country or region in which Globalstar operations are authorized. Qualcomm executed the initial Globalstar gateway design work under its original development contract with Globalstar. In 1997 and 1998, in order to accelerate the deployment of gateways around the world, Globalstar placed $345 million in orders with Qualcomm for 38 production gateways. Globalstar has now resold substantially all of these gateways to its strategic partners and other service providers, subject to performance acceptance. Globalstar is providing a total of $80 million in vendor financing for the first 32 of these gateway sales, which it expects to recover upon resale.

GLOBALSTAR SYSTEM CAPACITY

     The estimated capacity of the Globalstar System is anticipated to be in the range of approximately 800 million to 1 billion call minutes per month assuming equal fixed and mobile usage. However, Globalstar's total effective system capacity will depend on a number of variables. The number of call minutes per month the system can support will depend primarily on (i) the total bandwidth available to CDMA MSS systems, (ii) the number of systems sharing that bandwidth, (iii) the total number of subscribers, (iv) the type of Globalstar Phones (fixed or mobile) used and (v) the level of average system availability required. Capacity will also depend upon a number of other variables, including
(a) the peak hour system utilization pattern, (b) average call length and (c) the distribution of Globalstar Phones in use over the surface of the Earth.

COMPETITION

     Competition in the telecommunications industry is intense, fueled by rapid and continuous technological advances and alliances between industry participants on an international scale. Iridium L.L.C. ("Iridium") is currently providing the same global personal telecommunications service proposed by Globalstar, and several other competing systems are in various stages of development. Iridium's current availability could adversely affect Globalstar's competitive position. A number of satellite-based telecommunications systems not involved in the FCC's proceeding for MSS systems have also been proposed using geostationary satellites and, in one case, the 2 GHz band for a medium-earth orbit system.

     Globalstar's most direct competitors are Iridium and ICO. ICO was not an applicant or a licensee in the MSS proceeding, but has filed a request with the FCC to operate in a different frequency band not available for use by MSS systems under current international guidelines in place until 2000. Comsat

Corporation ("Comsat"), the U.S. signatory to International Maritime Satellite Organization ("Inmarsat"), has been granted authority by the FCC to participate in the procurement of facilities of the system proposed by ICO, subject to certain conditions. It has also sought FCC approval of a proposal to extend the scope of services provided by Inmarsat, currently limited to maritime services, to include telecommunications services to land-based mobile units. This application is currently pending before the FCC, and the procurement order remains subject to reconsideration at the FCC and judicial review. Comsat has been instructed in the past by the U.S. government to seek to ensure that ICO does not receive preferred access to any market and that non-discriminatory access to such areas for all mobile satellite communications networks be established, subject to spectrum coordination and availability. Nonetheless, because ICO is affiliated with Inmarsat and because its investors include state-owned telecommunications monopolies in a number of countries, there can be no assurance that ICO will not be given preferential treatment in the local licensing process in those countries.

     Constellation Communications, Inc. ("Constellation") and Mobile Communications Holdings, Inc. ("MCHI") were granted FCC licenses in July 1997, after the FCC waived its financial qualification requirements with respect to such applicants. In granting such licenses, the FCC found that such applicants had failed to demonstrate that they were financially qualified. It is not certain that they will be able to raise sufficient funds to construct, launch and operate their proposed systems. Even if ultimately built, such systems are not planned to enter the market until significantly after Globalstar's targeted in-service date.

     In addition to competing for investment capital, subscribers and service providers in markets all over the world, the MSS systems, including Globalstar, also compete with each other for the limited spectrum available for MSS operations. Unlike CDMA systems such as Globalstar, MCHI and Constellation, which permit multiple systems to operate within the same band, the design of Iridium's TDMA system requires a separate frequency segment dedicated specifically for its use. If more than two CDMA systems become operational, CDMA systems like Globalstar will effectively have a smaller spectrum segment within which to operate their user uplinks in the U.S. While CDMA permits spectrum sharing among competing systems, the capacity available to each system sharing such spectrum decreases as the number of systems operating in the band increases. The degree of decrease depends on a number of complex technological factors associated with each system's particular design including transmitter polarization and efficiency of spectrum usage. If the total number of operating MSS systems in the CDMA portion of the L-band (i.e., 1610-1621.35 MHz) and S-band (i.e., 2483.5-2500 MHz) increases from two to three and the other two operating CDMA systems have technical characteristics similar to Globalstar's and all such systems experience full capacity usage, then Globalstar estimates that its capacity over a given area would decrease by approximately 25%.

     The FCC has no authority to extend the U.S. band plan for CDMA and TDMA Big LEO systems to other countries. However, it has stated that it plans to express the view in discussions with other administrations that global satellite systems are more likely to succeed if individual administrations adopt complementary systems for licensing them. The European Union has adopted a band plan virtually identical to the U.S. band plan.

     Geostationary-based satellite systems, including American Mobile Satellite Corporation and Comsat's Planet-1 are providing, and other proposed geostationary-based satellite systems, including Asia Pacific Mobile Telecommunications (APMT), Afro-Asian Satellite (ACS), PT Asia Cellular Satellites (ACeS), Thuraya Satellite Communications Company and Satphone, plan to provide, satellite-based telecommunications services in areas proposed to be serviced by Globalstar. Certain of these systems are being proposed by governmental entities. Because some of these systems involve relatively simple ground control requirements and are expected to deploy no more than two satellites, they may succeed in deploying and marketing their systems before Globalstar. In addition, coordination of standards among regional geostationary systems could enable these systems to provide worldwide service to their subscriber base, thereby increasing the competition to Globalstar. For example, Comsat offers a global mobile satellite service (Planet-l) with existing Inmarsat satellites, a six-pound, laptop-size phone, costing $3,000 with an expected per-minute usage rate of $3.00.

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

RESEARCH AND DEVELOPMENT

     Globalstar has entered into a contract with Qualcomm whereby Qualcomm is performing certain development tasks related to the Globalstar System. In addition, Globalstar is performing certain in-house engineering tasks that are classified as development costs. Total development costs incurred for the years ended December 31, 1998, 1997 and 1996 were $86 million, $62 million, and $42 million, respectively.

PATENTS AND PROPRIETARY RIGHTS

     In connection with the Globalstar System, Globalstar's design and development efforts have yielded 16 patents issued and 30 patents pending in the United States, as well as 17 patents issued and 100 patents pending internationally for various aspects of communication satellite system design and implementation of CDMA technology relating to the Globalstar System. Qualcomm has obtained 189 issued patents and 463 patents pending in the United States applicable to Qualcomm's implementation of CDMA. The issued patents cover, among other things, Globalstar's process of combining signals received from multiple satellites to improve the signal received and minimize call fading.

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

FOREIGN OPERATIONS

     At December 31, 1998, 1997 and 1996, Globalstar had substantially all of its long-lived assets located in the United States with the exception of its in-orbit satellites. See "Certain Factors that May Affect Future
Results -- Globalstar faces risks inherent in foreign operations" and "-- Globalstar faces special risks by doing business in developing markets and faces currency risks" for a discussion of the risks related to operating internationally.

EMPLOYEES

     As of December 31, 1998, Globalstar had approximately 260 full-time employees, none of whom is subject to any collective bargaining agreement.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This annual report on Form 10-K contains forward-looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Globalstar or GTL or their representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by Globalstar or GTL with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of Globalstar or GTL. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, the factors summarized below.

THE GLOBALSTAR SYSTEM IS NOT YET OPERATIONAL, AND UNTIL IT IS, WE CAN'T PREDICT CUSTOMER DEMAND FOR THE SERVICE.

     The Globalstar system is still being deployed, and cannot begin commercial operations until at least 32 satellites are working in orbit, the necessary ground equipment and user terminals are in place and service providers are licensed in the countries to be served. The cost of installing the Globalstar system has been revised upward from our original estimates, and further increases are possible. Until the system is fully deployed and tested, we cannot be certain that it will perform as designed. Even if the system operates as it should, we cannot be certain that the market we anticipate will develop.

LAUNCH FAILURES MAY DELAY GLOBALSTAR'S PROGRAM SCHEDULE.

     Satellite launches are risky, with about 15% of attempts ending in failure. Globalstar has already had one launch failure, and more failures may occur within the course of its launch campaign. If another launch fails, the resulting increased costs, including those associated with delay, could have a material adverse effect on the financial condition and results of operations of Globalstar.

     Space Systems/Loral has agreed to arrange for the launch of all of Globalstar's remaining 36 satellites. Globalstar's contracts with Space Systems/Loral are subject to pricing adjustments in light of future market conditions, which may, in turn, be influenced by international political developments. If there is an adverse change in launch vehicle market conditions that prohibits Globalstar from using the launch vehicles provided by Space Systems/Loral, Globalstar's launch costs could increase significantly. If this should happen, Globalstar may not be able to find replacement launch vehicles at a cost or on terms acceptable to it.

     Some of Globalstar's remaining launches will be on foreign launch vehicles that are subject to U.S. export control regulations. Changes in governmental policies or political leadership in the United States, Russia, Kazakhstan, France or Ukraine could affect the cost, availability, timing or overall advisability of using these launch providers. In addition, a deterioration in the relationships between the United States and these countries, a change in government policy or legislation or other factors could adversely affect licenses already granted.

GLOBALSTAR'S SATELLITES HAVE A LIMITED LIFE AND ARE VULNERABLE TO THE HARSH ENVIRONMENT OF SPACE.

     Globalstar's satellites are carefully built and tested and have certain redundant systems in case of failure. However, in-orbit failure may result from various causes, including:

     - component failure;

     - loss of power or fuel;

     - inability to control positioning of the satellite

     - solar and other astronomical events; and

     - space debris.

     Repair of satellites in space is not feasible. The factors that affect the useful lives of Globalstar's satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Random failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. Because it will have a large constellation and a number of spare satellites, Globalstar currently does not intend to insure against failures that may occur after its satellites have been successfully launched into space.

     The first-generation Globalstar satellites are designed to operate for a minimum of seven and a half years, after which time performance is expected to decline gradually. We do not know how long the first generation constellation will actually last. Globalstar plans to use funds from operations and, possibly, proceeds from additional financings, to deploy a second generation of satellites. However, enough money might not be available when needed, leaving Globalstar without a second-generation constellation.

GLOBALSTAR HAS SUBSTANTIAL DEBT THAT CONTAINS COVENANTS RESTRICTING ITS ACTIVITIES.

     Globalstar has outstanding $1.45 billion principal amount of senior notes as of December 31, 1998. Globalstar also has a $250 million credit facility expiring December 15, 2000 and, in addition, expects to use $430 million of committed vendor financing and payment deferrals. Globalstar will depend on its cash flow from future operations to service this debt. Any delay in commercial service and any failure to develop a revenue stream quickly will adversely affect its ability to service these debt obligations.

     Covenants contained in the credit agreement, the indentures governing the senior notes and future debt instruments will limit Globalstar management's options for dealing with business issues. The credit agreement, indentures and future debt instruments will also limit Globalstar's ability to pay dividends on its partnership interests. If the credit agreement's guarantees expire, its financial covenants will impose additional limitations on Globalstar's ability to incur new debt. We can't be sure that these restrictions and Globalstar's debt will not materially and adversely affect Globalstar's ability to finance its future operations or capital needs or to engage in other business activities. They may also require Globalstar to issue equity on terms which dilute existing shareholders.

     A failure to comply with the terms of the credit agreement, the indentures or other agreements could result in an event of default under those agreements. This in turn could permit acceleration of the related debt and result in a default under other debt instruments.

     Because GTL is a general partner of Globalstar, it is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts.

GLOBALSTAR WILL REQUIRE ADDITIONAL FINANCING.

     Barring unexpected adverse developments, Globalstar will need approximately $600 million more capital before it can begin commercial service in September 1999 as planned. As of December 31, 1998, and including the effect of a preliminary revision to Qualcomm's cost estimate, Globalstar's budgeted expenditures were $3.17 billion for the design, construction and deployment of the Globalstar system to commence commercial service and $340 million for budgeted financing costs. More money will be needed if there are delays in beginning service and, in any event, after the beginning of service and before positive cash flow. Although Globalstar believes it will be able to obtain the money it needs, it might not be able to do so on favorable terms or on a timely basis if at all.

     Any delay in raising the necessary funds will delay the start of commercial service. If the start of service is significantly delayed, a larger proportion of Globalstar's debt service requirements will become due before Globalstar has positive cash flow, which will increase the amount of money Globalstar needs.

GLOBALSTAR MAY ENCOUNTER DELAY AND INCREASED COST.

     A number of factors may cause delay in the construction, deployment and commercial operation of the Globalstar system and Globalstar's achievement of positive cash flow. These factors, many of which are beyond Globalstar's control, include:

     - regulatory delays;

     - delay in the integration of Globalstar's system into the land-based network;

     - changes in technical specifications;

     - construction delays;

     - delays in the integration or testing of the system by Globalstar vendors;

     - launch delays or failures;

     - financing delays;

     - inadequate marketing efforts by service providers; and

     - slower-than-anticipated consumer acceptance.

GLOBALSTAR'S SYSTEM IS EXPOSED TO RISKS INHERENT IN LARGE-SCALE COMPLEX TELECOMMUNICATIONS SYSTEMS USING ADVANCED TECHNOLOGIES.

     The integration of a worldwide satellite-based system like Globalstar's presents significant technological challenges. The Globalstar system will require the integration of advanced digital communications in many devices, including personal handsets, public telephone networks, gateways in remote regions of the earth and satellites operating in space. In addition, Globalstar's system involves testing, production and deployment of significantly more satellites than have been deployed in most other systems.

     Globalstar's failure to install its system, or any of its diverse and dispersed parts, could delay the start of operations or prevent Globalstar from being a commercial success.

GLOBALSTAR DEPENDS ON SERVICE PROVIDERS TO MARKET ITS SERVICE AND IMPLEMENT IMPORTANT PARTS OF ITS SYSTEM AND ON OTHER THIRD PARTIES TO COMPLETE ITS SYSTEM.

     Globalstar depends on independent service providers to supply the ground equipment and user terminals and market Globalstar service in each country where they plan to operate, and we cannot be sure that these service providers will be successful. We expect that these service providers will operate in more than 100 countries, many of which have developing economies. Globalstar's strategy of focusing on areas which lack basic telephone service exposes it to the risk that customers in these economies will not be able to afford the service.

     Globalstar currently has no service provider for India, due to the withdrawal of a service provider. Although it has identified a replacement, a legal dispute could prevent Globalstar from signing a new service provider agreement for that country. If Globalstar cannot replace its service provider for India on time, Globalstar will not be able to offer service in that country.

     Globalstar service providers could fail to obtain local partners and acquire and install the necessary gateways or obtain the regulatory licenses needed for complete global service in their countries. If Globalstar is unable to offer service in any particular region or country, it will not benefit from the potential demand in that region or country.

     Some Globalstar partners and other third parties are designing and building parts of Globalstar's telecommunications system. The failure of these partners or other parties to perform as expected could delay the start of Globalstar's commercial service and increase costs.

GLOBALSTAR FACES RISKS INHERENT IN FOREIGN OPERATIONS.

     Globalstar expects that most of its business will be conducted outside of the United States. International operations are subject to changes in domestic and foreign government regulations and telecommunications standards, tariffs or taxes and other trade barriers. Political, economic or social instability or other developments, including currency fluctuations, could also adversely affect Globalstar's operations. In addition, Globalstar's contracts may be governed by foreign law or enforceable only in foreign jurisdictions. As a result Globalstar may find it hard to enforce its rights under these agreements if there is a dispute.

GLOBALSTAR FACES SPECIAL RISKS BY DOING BUSINESS IN DEVELOPING MARKETS AND FACES CURRENCY RISKS.

     Globalstar's largest potential markets are in developing countries or regions that are substantially underserved and are not expected to be served by existing telecommunications systems. Developing countries are more likely than industrialized countries to experience market, currency and interest fluctuations, and may have higher inflation. In addition, these countries present risks relating to government policy, price and wage, exchange control, tax related and social instability, and expropriation and other economic, political and diplomatic conditions.

     Although Globalstar anticipates that it will receive payments from its service providers in U.S. dollars, limited availability of U.S. currency in some local markets may prevent a service provider from making payments in U.S. dollars. In addition, exchange rate fluctuations may affect Globalstar's ability to control the prices charged for its services.

SPACE SYSTEMS/LORAL, GLOBALSTAR'S PRIME CONTRACTOR, IS THE TARGET OF A GRAND JURY INVESTIGATION; CONGRESS HAS HELD RELATED HEARINGS.

     Space Systems/Loral could be accused of criminal violations of the export control laws arising out of the participation of its employees in a committee formed to review the findings of the Chinese regarding the 1996 crash of a Long March rocket in China. Whether or not Space Systems/Loral is indicted or convicted, Space Systems/Loral will remain subject to the State Department's general statutory authority to prohibit exports of satellites and related services if it finds a violation of the Arms Export Control Act that puts the exporter's reliability in question. Further, the State Department can suspend export privileges whenever it determines that grounds for debarment exist and that such suspension "is reasonably necessary to protect world peace or the security or foreign policy of the United States." If Space Systems/Loral were to be indicted and convicted of a criminal violation of the Arms Export Control Act, it

          - would be subject to a fine of $1 million per violation;

          - could be debarred from certain export privileges; and

          - could be debarred from participation in government contracts.

     If Space Systems/Loral loses its export privileges, Globalstar will be unable to launch its satellites outside the United States, which would delay the start of its commercial service and result in increased launch costs.

     A committee of the U.S. House of Representatives, chaired by Representative Cox, is investigating U.S. satellite export policy toward China. The committee recently issued a report which has been declassified in part. The other portions of the report, which could be issued shortly, could contain negative comments about SS/L's compliance with the export control laws.

     Further, we cannot assure you that future export licenses for satellites will be granted in the same manner and time as in the past after the State Department takes over the licensing from the Commerce Department in March 1999.

GLOBALSTAR'S BUSINESS IS REGULATED, CAUSING UNCERTAINTY AND ADDITIONAL COSTS.

     Globalstar's operations are and will continue to be subject to United States and foreign regulation. Globalstar's system must be authorized in each of the markets in which its service providers intend to provide service. Globalstar and its service providers may not be able to obtain or retain all regulatory approvals needed for operations. Regulatory changes, such as those resulting from judicial decisions and/or adoption of treaties, legislation or regulation in countries where Globalstar intends to operate, may also significantly affect Globalstar's business.

     Glonass, the Russian global navigation satellite system, operates worldwide in frequency bands adjacent to and including spectrum authorized for use by Globalstar and other systems for user uplinks. Glonass has proposed to migrate to lower frequencies. This migration could have an adverse effect on Globalstar's use of its authorized frequencies. While we do not expect this to have a material adverse effect upon Globalstar's capacity, Glonass's actions may reduce Globalstar capacity in some markets.

GLOBALSTAR FACES INTENSE COMPETITION FROM BOTH DIRECT AND INDIRECT COMPETITORS, AND ADDITIONAL DIRECT COMPETITORS PLAN TO ENTER THE MARKET SOON.

     Iridium L.L.C. was the first low earth orbit constellation to begin global personal telecommunications service although, unlike Globalstar, its announced marketing focus is the international business community.

     ICO Global is a similar worldwide system affiliated with International Maritime Satellite Organization, also known as "Inmarsat," which is an international organization. ICO Global has filed a request with the Federal Communications Commission to operate in a different frequency band not available for use by systems like Globalstar's under current international guidelines until 2000. Because ICO Global's investors include many state-owned telecommunications monopolies, ICO Global could receive preferential treatment in the local licensing process in those countries.

     If Constellation Communications, Inc. and Mobile Communications Holdings, Inc., which have held licenses from the Federal Communications Commission since July 1997, attract financing, build their system and begin operations, they will become direct competitors as well.

     In addition to competing for investment capital, subscribers and service providers in markets all over the world, the mobile satellite services systems, including Globalstar, also compete with each other for the limited spectrum available for mobile satellite services operations. Unlike code division multiple access systems such as Globalstar, Constellation and Mobile Communications Holdings, which permit multiple systems to operate within the same frequency band, the design of Iridium's system requires a separate frequency segment dedicated specifically for its use. If more than two code division multiple access systems become operational, a system like Globalstar will have a smaller spectrum segment within which to operate its user uplinks in the U.S.

     Existing fixed satellite systems, including that of American Mobile Satellite Corporation and Comsat Corporation's Planet-1, and proposed systems from Asia Pacific Mobile Telecommunications, Afro-Asian Satellite, PT Asia Cellular Satellites, Thuraya Satellite Communications Company and Satphone, also provide, or are planning to provide, competing service on a regional basis at potentially lower costs but at lower levels of service quality.

     Technological advances and a continuing trend toward strategic alliances in the telecommunications industry could give rise to significant new competitors.

     Satellite-based telecommunications systems are characterized by high up-front costs and relatively low marginal costs of providing service. Several systems are being proposed and, while the proponents of these systems believe that there will be significant demand for their services, actual demand will not become known until such systems are operational. If the capacity of Globalstar and competing systems exceeds demand, price competition could be particularly intense.

NEW TECHNOLOGIES AND THE EXPANSION OF LAND-BASED SYSTEMS MAY REDUCE DEMAND FOR GLOBALSTAR'S SERVICE.

     The extension of land-based telecommunications services to regions currently underserved or not served by wireline or cellular services may reduce demand for Globalstar service in those regions. If these land-based telecommunications services are built more quickly than Globalstar anticipates, demand for Globalstar's service may be reduced sooner than Globalstar now assumes.

     Globalstar may also face competition in the future from companies using new technologies and new satellite systems. The space and communications industries are subject to rapid advances and innovations in technology. New technology could render Globalstar obsolete or less competitive by satisfying consumer demand in more attractive ways or through the introduction of incompatible standards. In addition, Globalstar depends on technologies developed by third parties, and we cannot be certain that such technologies will continue to be available to Globalstar on a timely basis or on reasonable terms.

GLOBALSTAR COULD FACE LIABILITY BASED ON ALLEGED HEALTH RISKS.

     There has been adverse publicity concerning alleged health risks associated with the use of portable hand-held telephones which have transmitting antennae. Because hand-held Globalstar telephones will use on average lower power to transmit signals than traditional cellular telephones, Globalstar does not believe that proposed new guidelines from the Federal Communications Commission will require any significant modifications of its system or of its hand-held telephones. Even so, we cannot be certain that these guidelines, or any associated health issues, will not have an adverse effect on Globalstar's business.

GLOBALSTAR RELIES ON KEY PERSONNEL.

     Globalstar needs highly qualified personnel. Except for Mr. Bernard L. Schwartz, Chairman and Chief Executive Officer of GTL and the Chief Executive Officer and Chairman of the General Partners' Committee of Globalstar, none of GTL's or Globalstar's officers has an employment contract with GTL, Globalstar or its managing general partner nor does GTL or Globalstar maintain "key man" life insurance. The departure of any of the key executives could have an adverse effect on Globalstar's business.

THE YEAR 2000 PROBLEM COULD CAUSE COMPLICATIONS.

     Some computer systems and software programs may not function properly in the year 2000 and beyond because of a once common programming standard which used two digits instead of four digits to signify a year. These computer systems and software programs read the year 1999 as "99" and not "1999". Because of this, the year 2000 may appear as the year 1900, which could result in system failures or disruptions. This problem is often referred to as the "Year 2000" problem.

     If Globalstar is unable to fix a serious Year 2000 problem, there could be an interruption or failure of Globalstar's operations. Likewise, if Globalstar's suppliers or service providers are unable to fix a material Year 2000 problem, a resulting interruption or failure of their business could hurt Globalstar.

GLOBALSTAR AND OTHER COMPANIES INVOLVED IN GLOBALSTAR'S SYSTEM HAVE POTENTIAL CONFLICTS OF INTEREST WHICH COULD RESULT IN DECISIONS ADVERSE TO GLOBALSTAR'S INTERESTS.

     Potential conflicts of interest include the following:

     - Globalstar partners, or their affiliates, are suppliers of the major parts of Globalstar's telecommunications system. They also manufacture the system elements which will be sold to service providers and subscribers.

     - During the construction and deployment of its system, Globalstar is dependent upon the management skills of Loral and technologies developed by Loral and others.

     - Globalstar has entered into contracts for the design of parts of its system with affiliates of its managing general partner.

     - Partners and affiliates of Globalstar, including companies affiliated with or controlled by Loral, will be among Globalstar's main customers. Accordingly, they may have conflicts of interest with respect to the terms of Globalstar's service provider agreements.

     - If Globalstar is unable to offer its service to a service provider on competitive terms in a particular country or region, the service provider, which may be a partner of Globalstar's, may act as a service provider to a competing system in that region or country while at the same time serving as a Globalstar service provider in other markets.

     - Globalstar is currently managed by a committee of its general partners, a majority of the representatives on which may be designated by Loral, which in turn owns Space Systems/Loral, Globalstar's prime contractor.

A CHANGE OF CONTROL OF GTL OR REDUCTION IN OUR OWNERSHIP OF GLOBALSTAR COULD RESULT IN GTL HAVING TO PAY ADDITIONAL TAXES AND BECOMING SUBJECT TO ONEROUS REQUIREMENTS UNDER THE INVESTMENT COMPANY ACT.

     If either of the following occurs, GTL will become a limited partner in Globalstar and will no longer appoint representatives to serve on its committee of general partners:

     - a change of control of GTL at a time when GTL owns less than 50% of the Globalstar partnership interests outstanding, including changes in GTL's board of directors; or

     - a sale or other disposition of partnership interests following which GTL's equity interest is reduced to less than 5%, without prior approval by the managing general partner of Globalstar or by the limited partners of Globalstar.

     If GTL were to become a limited partner in Globalstar, GTL could be deemed to be an investment company under the Investment Company Act of 1940. If this happened, GTL would become subject to the registration and other requirements of that law. In order to register, GTL might be required to reincorporate as a domestic U.S. corporation and would thereafter be subject to U.S. tax on its worldwide income. GTL currently intends to conduct its operations so as to avoid being deemed an investment company under the Investment Company Act.

THERE ARE RISKS REGARDING FORWARD-LOOKING STATEMENTS.

     Some statements or information contained in this document are not historical facts but are "forward-looking statements" (as such terms is defined in the Private Securities Litigation Reform Act of 1995). They can be identified by the use of forward-looking words such as "believes", "expects", "plans", "may", "will", "should", or "anticipates" or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Some of the factors which may cause future results and performance to differ from what we may imply here are:

     - Globalstar is a development-stage company that may continue to lose money, have negative cash flow, require additional money and suffer delays in meeting its targets;

     - Globalstar satellites are subject to launch risks;

     - governments may change regulations or institute new rules, which could have an impact on our operations;

     - the Globalstar system is large-scale and complex;

     - Globalstar depends on its service providers;

     - Globalstar faces intense competition;

     - Globalstar owes significant amounts of money.

     We warn you that forward-looking statements are only predictions. Actual events or results may differ materially as a result of risks that we face, including those set forth elsewhere in this section. These are representative of factors that could affect the outcome of the forward-looking statements.

ITEM 2.  PROPERTIES

     Globalstar currently leases approximately 104,000 square feet of office space in San Jose, California. The lease expires in August 2000 and Globalstar has options to renew for up to an additional ten years. In addition, Globalstar leases 12,000 square feet for its back-up GOCC in El Dorado Hills, California. The lease expires in November 2006 with options to renew for up to an additional six years. Management is pursuing additional facilities space to accommodate growth.

ITEM 3.  LEGAL PROCEEDINGS

     Neither Globalstar nor GTL is a party to any pending legal proceedings material to its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

(A) MARKET PRICE AND DIVIDEND INFORMATION

     The Company's common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "GSTRF." The following table presents the reported high and low sale prices of the Company's common stock as reported on Nasdaq. The sale prices for the common stock have been adjusted to reflect the two-for-one stock splits effected in the form of 100% stock dividends paid to the shareholders on May 28, 1997 and June 8, 1998.

                                                         MARKET PRICE
                                                 -----------------------------
                                                    1998             1997
                                                 -----------    --------------
                                                 HIGH    LOW    HIGH     LOW
                                                 ----    ---    ----    ------
Quarter ended:
  March 31,..................................    $37 1/8 $19    $17 13/16 $12 1/2
  June 30,...................................    36 1/8   25 3/4  16 3/4 11 7/8
  September 30,..............................    28 1/8    9 5/8  26 3/4 13 1/2
  December 31,...............................    22 1/8    8 5/16  29 3/4 19 1/2

     Except for dividend payments by the Company on its Convertible Redeemable Preferred Stock issued in January 1999 and distributions by Globalstar on its 8% RPPIs also issued in January 1999, the Company and Globalstar do not currently anticipate paying any dividends or distributions (other than to the extent that Globalstar's payment of GTL's operating expenses related to Globalstar would be treated as a distribution) prior to commencement of operations and achievement of positive cash flow. GTL has not declared or paid any cash dividends on its common stock, and Globalstar has not made any distributions on its ordinary partnership interests. GTL is a holding company, the sole asset of which is its partnership interests in Globalstar; GTL has no independent means of generating revenues. Globalstar will pay GTL's operating expenses related to Globalstar; such expenses are not expected to be material. To the extent permitted by applicable law and the agreements relating to its indebtedness, Globalstar intends to distribute to its partners, including GTL, its net cash received from operations, less amounts required to repay outstanding indebtedness, satisfy other liabilities and fund capital expenditures and contingencies (including funds required for design, construction and deployment of the second-generation satellite constellation). Globalstar's credit agreement and the indentures related to the 11 3/8% Senior Notes, the 11 1/4% Senior Notes, the 10 3/4% Senior Notes and the 11 1/2% Senior Notes restrict the ability of Globalstar to pay cash distributions on its ordinary partnership interests. Cash distributions by Globalstar may also be restricted by future debt covenants. GTL intends to promptly distribute as dividends to the holders of its common stock the distributions made to it by Globalstar, less any amounts required to be retained for the payment of taxes, for repayment of any liabilities, and to fund contingencies.

(B) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of December 31, 1998, there were 737 holders of record of GTL's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                     (In thousands, except per share data)

                                                            YEARS ENDED DECEMBER 31,
                                                   -------------------------------------------
                                                   1998(1)      1997        1996        1995
                                                   -------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Equity in net loss applicable to ordinary
  partnership interests of Globalstar, L.P.....    $50,561    $ 24,152    $ 15,080    $ 12,632
Net loss.......................................     50,561      24,152      15,080      12,632
Net loss per share -- basic and diluted(2).....       0.67        0.43        0.38        0.32
CASH FLOW DATA:
Used in investing activities...................     (1,112)   (153,140)   (299,500)   (185,750)
Provided by equity transactions................      1,112     153,140                 185,750
Provided by borrowings.........................                            299,500
Dividends paid per common share
RATIO OF EARNINGS TO FIXED CHARGES.............         1x          1x          1x         N/A

                                                             DECEMBER 31,
                                         -----------------------------------------------------
                                           1998        1997        1996        1995      1994
                                         --------    --------    --------    --------    -----
BALANCE SHEET DATA:
Investment in Globalstar, L.P........    $580,428    $612,716    $482,676    $173,118    $  --
Total assets.........................     580,428     612,716     482,676     173,118      190
Convertible preferred equivalent
  obligations(3).....................                 301,410     300,358
Shareholders' equity.................     580,428     309,627     180,639     173,118      124
Shareholders' equity per share(2)....        7.08        5.06        4.52        4.33     2.59

---------------

(1) Includes GTL's proportionate share of Globalstar's $17.3 million loss from launch failure.

(2) Restated to reflect two-for-one stock splits in May 1997 and June 1998.

(3) All convertible preferred equivalent obligations were converted into common stock in 1998.

                                GLOBALSTAR, L.P.
            (In thousands, except per partnership interest amounts)

                                                                                                   YEAR ENDED DECEMBER 31, 1994
                                                                                                 --------------------------------
                                                                                                                     PRE-CAPITAL
                                    CUMULATIVE                                                                       SUBSCRIPTION
                                  MARCH 23, 1994                                                     MARCH 23         PERIOD(1)
                                   (COMMENCEMENT                                                   (COMMENCEMENT     ------------
                                 OF OPERATIONS) TO           YEARS ENDED DECEMBER 31,            OF OPERATIONS) TO   JANUARY 1 TO
                                   DECEMBER 31,      -----------------------------------------     DECEMBER 31,       MARCH 22,
                                       1998          1998(3)      1997       1996       1995           1994              1994
                                       ----          -------      ----       ----       ----     -----------------   ------------
STATEMENT OF OPERATIONS DATA:
Revenues.......................      $     --        $     --   $     --   $     --   $     --       $     --           $   --
Operating expenses.............       404,033         146,684     88,071     61,025     80,226         28,027            6,872
Interest income................        57,777          17,141     20,485      6,379     11,989          1,783
Net loss applicable to ordinary
  partnership interests........       406,978         151,740     88,788     71,969     68,237         26,244            6,872
Net loss per weighted average
  ordinary partnership interest
  outstanding -- basic and
  diluted......................                          2.69       1.74       1.53       1.50           0.73
Cash distributions per ordinary
  partnership interest.........
OTHER DATA:
Deficiency of earnings to cover
  fixed charges(2).............                       330,475    184,683     81,869        N/A            N/A
CASH FLOW DATA:
Used in operating activities...       206,749          24,958     68,615     51,756     38,368         23,052
Used in investing activities...     2,014,396         684,834    619,538    379,130    280,345         50,549
Provided by partners' capital
  transactions.................       898,320          14,825    132,990    284,714    318,630        147,161
Provided by (used in) other
  financing activities.........     1,379,564         287,552    998,137     95,750     (1,875)

                                                                                  DECEMBER 31,
                                                            --------------------------------------------------------
                                                               1998         1997        1996       1995       1994
                                                            ----------   ----------   --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents.................................  $   56,739   $  464,154   $ 21,180   $ 71,602   $ 73,560
Globalstar System under construction......................   2,365,362    1,626,913    891,033    400,257     71,996
Total assets..............................................   2,670,025    2,149,053    942,913    505,391    151,271
Vendor financing liability................................     371,170      197,723    130,694     42,219
Debt......................................................   1,396,175    1,099,531     96,000
Redeemable preferred partnership interests................                  303,089    302,037
Ordinary partners' capital................................     602,401      380,828    315,186    386,838    112,944

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

(3) The results of operations for 1998 include a $17.3 million loss from launch failure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Globalstar Telecommunications Limited ("GTL" or the "Company") is a holding company that acts as a general partner of Globalstar, L.P. ("Globalstar") and has no other business. The Company's sole asset is its investment in Globalstar and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. Therefore, matters discussed in this section address the financial condition and results of operations of Globalstar.

     Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, are forward-looking statements that involve risks and uncertainties, many of which may be beyond Globalstar's or GTL's control. Actual results may differ materially from any forward-looking projections due to such risks and uncertainties.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased from $464.2 million as of December 31, 1997 to $56.7 million as of December 31, 1998. The net decrease resulted from the expenditures for the Globalstar System under construction of $562.8 million, net cash used in operating activities of $25 million, financing of production gateways and user terminals totaling $117.0, and preferred distributions on the 6 1/2% convertible redeemable preferred partnership interests issued in 1996
("6 1/2% RPPIs") of $5.0 million, offset by the net proceeds of $287.6 million received from issuance of Globalstar's 11 1/2% senior notes, the proceeds from the sale of partnership interests to China Telecom (Hong Kong) Group Ltd. ("China Telecom") of $18.8 million and $1.1 million received from the exercise of certain warrants and stock options.

     Current liabilities increased by $257.4 million as compared to the prior year, to $401.2 million at December 31, 1998, primarily as a result of the classification of a portion of vendor financing due within one year and the timing of payments to Globalstar contractors and accrued interest on the senior notes.

     Globalstar plans to begin a regional roll-out of commercial service in September 1999 with a minimum of eight gateways in operation. By the end of 1999, Globalstar expects to have a total of at least 16 gateways in operation. All of the 38 gateways on order have been manufactured and are ready for installation.

     On March 15, 1999, Globalstar successfully launched four satellites aboard a Soyuz launch vehicle from the Baikonur Cosmodrome in Kazakhstan, bringing the total satellites in orbit to 16. This launch followed Globalstar's successful launch on February 8, 1999 of four satellites from the Baikonur Cosmodrome following the execution of a Technology Safeguard Agreement among the governments of Russia, Kazakhstan and the United States. Globalstar had previously launched its first group of four satellites on February 14, 1998 and its second group of four satellites on April 24, 1998. The first 12 Globalstar satellites have reached their final orbital positions and are currently being used to test basic system functionality, including the system's inter-satellite hand-off capabilities, and the latest four satellites are expected to reach their final orbital positions and begin operations testing in April 1999. As of March 15, 1999, in addition to the 16 satellites in orbit, Globalstar had eight completed satellites on hand and 28 more in final integration and test. In September 1998, a malfunction of a Zenit 2 rocket resulted in the loss of 12 Globalstar satellites shortly after lift-off from the Baikonur Cosmodrome and resulted in a delay in the program schedule. The cost of the launch vehicle and the lost satellites was substantially insured. For the remainder of 1999, Globalstar's current launch plan includes nine additional launches of four satellites each, using a mix of Delta and Soyuz rockets. According to the plan, Globalstar will deploy an operational constellation of a minimum of 32 satellites by September 1999 and a total of 52 satellites (including four in-orbit spares) by the end of 1999.

     Through December 31, 1998, Globalstar incurred costs of approximately $2.7 billion for the design and construction of the space and ground segments. Costs incurred during 1998 were approximately $871 million. Qualcomm is in the process of completing its revision to cost estimates for its portion of the ground segment. Due to additional scope and cost growth and based on preliminary information, Globalstar expects the increase from Qualcomm to be less than 3% of the total project cost. The Qualcomm estimate is still subject to further review by Globalstar. As of December 31, 1998, and including the effect of the preliminary Qualcomm estimate, Globalstar's budgeted expenditures were $3.17 billion for the design, construction and deployment of the Globalstar System to commence commercial service and $340 million for budgeted financing costs. In addition to expenditures for operating costs and debt service, Globalstar anticipates further expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the commencement of commercial service. Globalstar expects to achieve positive cash flow in the third quarter of 2000. Substantial additional financing will be required if there are delays in the commencement of commercial service and, in any event, after the commencement of commercial service and before positive cash flow is achieved. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

     Globalstar has agreed, subject to its partners' approval, to purchase from SS/L 12 additional spare satellites for which the cost and payment terms have not as yet been negotiated. It is anticipated that approximately $100 million will be expended for these spare satellites by commencement of commercial service. In addition, in order to accelerate the deployment of gateways around the world, Globalstar has agreed to help finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. The contracts for the 38 gateways aggregate approximately $345 million. Ericsson, Qualcomm and Telital are in the process of manufacturing approximately 300,000 handheld and fixed user terminals under contracts totaling $353 million from Globalstar and its service providers. Globalstar has agreed to finance approximately $151 million of the cost of handheld and fixed user terminals. Globalstar expects to recoup such costs upon acceptance by the service providers of the gateways and user terminals.

     SS/L provides Globalstar with approximately $330 million of billings deferred as follows -- $224 million of vendor financing and $106 million of orbital incentives. SS/L subcontractors have assumed a portion of the vendor financing commitments totaling approximately $116 million. The $224 million of vendor financing consists of three tranches -- $110 million, $90 million and $24 million. Only the $90 million is interest bearing and bears interest at the 30-day LIBOR rate plus 3% per annum. Globalstar will repay the $110 million and the $24 million tranches as follows: 50% will be paid over five years in equal monthly installments following the launch and acceptance of 24 or more satellites (the "Preliminary Constellation") and the remaining 50% will be paid over five years in equal monthly installments following the launch and acceptance of 48 or more satellites (the "Full Constellation"). Payment of the $90 million interest bearing vendor financing will be due beginning March 31, 1999. Interest and principal will be repaid in 20 equal quarterly installments over the next five years. Approximately $47 million of the orbital incentives will be paid at both the Preliminary Constellation Date and Full Constellation Date with the remainder being paid with the delivery of the remaining satellites.

     On March 4, 1998, Qualcomm entered into a deferred payment agreement with Globalstar providing for $100 million of vendor financing. The deferred payments accrue interest at a rate of 5.75% per annum, which is added to the outstanding principal balance quarterly. Beginning January 1, 2000, Globalstar will make eight equal quarterly principal payments. The final payment including all unpaid interest is due October 1, 2001.

     In April 1998, China Telecom, through a subsidiary, exercised a warrant to purchase 937,500 Globalstar ordinary partnership interests for $18,750,000. In addition, China Telecom has a warrant to acquire an additional 937,500 Globalstar ordinary partnership interests for $18,750,000 after commencement of service. Globalstar had previously granted these warrants to China Telecom in connection with service provider arrangements in China under which China Telecommunications Broadcast Satellite Corporation ("ChinaSat") will act as the sole distributor of Globalstar service in China.

     On April 30, 1998, GTL redeemed all of its outstanding Convertible Preferred Equivalent Obligations ("CPEOs"). As of April 30, 1998, all the holders of the CPEOs had converted their holdings into 20,123,230 shares of GTL common stock. As a result of such conversion, the 6 1/2% RPPIs were converted into 4,769,230 Globalstar ordinary partnership interests. In connection with the redemption, GTL issued 539,322 additional shares of GTL common stock in satisfaction of a required interest make-whole payment. A corresponding dividend make-whole payment was also made by Globalstar for which an additional 134,830 Globalstar ordinary partnership interests were issued. Dividend payments and related increase in the 6 1/2% RPPIs were $22.2 million and $21.2 million for the years ended December 31, 1998 and 1997, respectively. The interest make-whole payment and related dividend make-whole payment were recorded as interest expense and dividends, by GTL and Globalstar, respectively. The conversion of the CPEOs and the 6 1/2% RPPIs will result in annual cash savings of approximately $20.1 million.

     On July 6, 1998, Loral, the managing general partner of Globalstar, purchased 4.2 million Globalstar ordinary partnership interests (corresponding to approximately 16.8 million equivalent shares of GTL common stock) from certain founding service providers for $420 million in cash. The founding service providers participating in this transaction have deposited half of their proceeds ($210 million) into escrow accounts to be used for the purchase of Globalstar gateways and user terminals. Concurrently, entities advised by or associated with Soros Fund Management L.L.C. ("Soros") purchased 8.4 million shares of GTL common stock owned by Loral for $245 million in cash. The shares of GTL common stock acquired by Soros are restricted for U.S. securities law purposes. With respect to such shares, GTL has agreed to file a shelf registration statement and have such registration statement declared effective within one year from the closing date.

     On January 21, 1999, GTL sold $350 million of 8% Convertible Redeemable Preferred Stock due 2011 (the "Preferred Stock"). The Preferred Stock will be convertible into shares of GTL common stock at a conversion price of $23.2563 per share. Loral purchased $150 million face amount of the $350 million of Preferred Stock offered, to maintain its ownership percentage. GTL used the proceeds to purchase 8% convertible redeemable preferred partnership interests ("8% RPPIs") in Globalstar, and Globalstar will use the funds for the construction and deployment of the Globalstar System.

     As of January 31, 1999, Globalstar has raised or received commitments for approximately $3.3 billion. Globalstar intends to raise the remaining funds required, of approximately $600 million, by the initiation of commercial service from a combination of sources including: high yield debt issuance (which may include an equity component), bank financing, equity issuance, financial support from the Globalstar partners, projected service provider payments and anticipated payments from the sale of gateways and Globalstar subscriber terminals.

RESULTS OF OPERATIONS

Comparison of Results for the Years Ended December 31, 1998 and 1997

     Globalstar is a development stage partnership and has not commenced commercial operations. For the period March 23, 1994 (commencement of operations) to December 31, 1998, Globalstar has recorded cumulative net losses applicable to ordinary partnership interests of $407.0 million. The net loss applicable to ordinary partnership interests for 1998 increased to $151.7 million as compared to $88.8 million for 1997. The net loss for 1998 increased primarily as a result of the launch failure, increased activity in the development of Globalstar user terminals and increased in-house engineering and marketing expenses. Globalstar is expending significant funds for the construction, launch, testing and deployment of the Globalstar System and expects such losses to continue until commencement of commercial operations.

     Globalstar earned interest income of $57.8 million on cash and cash equivalent balances since commencement of operations. Interest income for 1998 was $17.1 million as compared to $20.5 million for 1997, as a result of lower average cash balances available for investment during the current period.

     Operating Expenses. Development costs represent the development of Globalstar user terminals and Globalstar's continuing in-house engineering. For 1998, these costs were $86.3 million as compared to $62.5 million for 1997. Development costs increased as a result of increased activity in the development of Globalstar user terminals and in-house engineering.

     Marketing, general and administrative expenses were $43.1 million and $25.6 million for 1998 and 1997, respectively. The increases in marketing, general and administrative expenses are primarily the result of an increase in the number of employees and an increase in marketing costs as Globalstar gears up for operations.

     On September 9, 1998, a malfunction of a Zenit 2 rocket resulted in the loss of 12 Globalstar satellites. A $17.3 million loss on the launch failure was recorded in the third quarter of 1998, which reflects the cost of the launch vehicle, satellites and related capitalized costs, net of insurance proceeds of $190.5 million.

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

     Income Taxes. Globalstar is organized as a limited partnership. As such, no income tax provision or benefit is included in the consolidated financial statements of Globalstar which are incorporated herein by reference since U.S. income taxes are the responsibility of its partners. Generally, taxable income or loss, deductions and credits of Globalstar will be passed through to its partners.

Comparison of Results for the Years Ended December 31, 1997 and 1996

     The net loss applicable to ordinary partnership interests for 1997 increased to $88.8 million as compared to $72.0 million for 1996 due to an increase in total operating costs and preferred distributions, partially offset by an increase in interest income.

     Interest income during 1997 was $20.5 million as compared to $6.4 million for 1996, as a result of higher average cash balances available for investment during 1997.

     Operating Expenses. Development costs of $62.5 million for 1997 represent the development of Globalstar user terminals and Globalstar's continuing in-house engineering. This compares with $42.2 million of development costs incurred during 1996. The increase during 1997 is primarily the result of the increased activity in the development of the Globalstar user terminals.

     Marketing, general and administrative expenses were $25.6 million for 1997 as compared to $18.9 million incurred during 1996. The increase in marketing, general and administrative expenses is primarily the result of an increase in the number of employees, as Globalstar gears up for operations and increased advertising costs.

TAXATION

     The Company will be subject to U.S. federal, state and local corporate tax on its share of Globalstar's income that is effectively connected with the conduct of a trade or business in the United States ("U.S. Income") and will be required to file federal, state and local income tax returns with respect to such U.S. Income. The Company expects, based on Globalstar's description of its proposed activities, that most of the Company's income will be from sources outside the United States and that such income will not be effectively connected with the conduct of a trade or business within the United States ("Foreign Income"). Thus, the Company believes that there generally will be no U.S. taxes on its share of Globalstar's Foreign Income. The IRS may disagree, however, and/or may promulgate regulations that would recharacterize a substantial portion of the Company's income as derived from U.S. sources and as effectively connected with a U.S. trade or business so as to subject that income to regular U.S. federal income tax and a 30% branch profits tax.

     In addition, any portion of the Company's income from sources outside the United States, realized through Globalstar or otherwise, may be subject to taxation by certain foreign countries. However, the extent to which these countries may require the Company or Globalstar to pay tax or to make payments in lieu of tax cannot be determined in advance. To the extent that Globalstar bears a higher foreign tax because any holder of its Ordinary Partnership Interests (including the Company) is not subject to United States tax on its share of Globalstar's foreign income, the additional foreign tax will be specially allocated to such partner and will reduce amounts distributed by Globalstar to such partner with respect to the Ordinary Partnership Interests held by such partner.

YEAR 2000 ISSUE

     Globalstar's Year 2000 Program is proceeding on schedule. The Year 2000 Issue is the result of computer programs which were written using two digits rather than four to signify a year (i.e., the year 1999 is denoted as "99" and not "1999"). Computer programs written using only two digits may recognize the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruption of operations.

     Globalstar has implemented a Year 2000 program (the "Year 2000 Program") for its internal products, system and equipment, as well as for key vendor supplied products, system and equipment. As part of the Year 2000 Program, Globalstar is assessing the Year 2000 capabilities of, among other things, its satellites, ground equipment, research and development activities, and facility management systems. The Year 2000 Program consists of the following phases:
Inventory of Year 2000 items, Assessment (including prioritization), Remediation (including modification, upgrading and replacement), Testing and Auditing. This five-step program is divided into five major sections covering both information and non-information technology systems: 1) business systems, 2) technical systems, 3) imbedded hardware/firmware, 4) products and services and 5) vendor-supplied services. As of February 28, 1999, Globalstar has completed approximately 95% of the inventory phase and approximately 28% of its assessment phase. Globalstar expects to complete the first three phases, through the remediation phase, of the Year 2000 Program during the second quarter of 1999. The testing phase will be completed during the third quarter of 1999, prior to the anticipated in-service date of Globalstar. The fifth phase, the audit phase, commenced in January 1999, and is expected to continue through the third quarter of 1999 to accommodate re-audits if deemed necessary.

     Both internal and external resources are being utilized to execute Globalstar's plan. The program to address Year 2000 has been underway since July 1997. The incremental costs incurred through December 31, 1998 for this effort by Globalstar were approximately $600,000. Based on its efforts to date Globalstar anticipates additional incremental expenses of approximately $800,000 will be incurred to substantially complete the effort.

     Based upon the accomplishments to date, no contingency plans are expected to be needed. As risks are identified, contingency plans will be developed and implemented as necessary. However, because of the progress achieved to date and Globalstar's expectations that its Year 2000 program will be substantially complete in the third quarter of calendar 1999, Globalstar believes adequate time will be available to insure alternatives can be developed, assessed and implemented prior to a Year 2000 issue having a material negative impact on its operations. However, there can be no assurance that such modifications and conversions, if required, will be completed on a timely basis.

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

     Globalstar's failure to remediate a material Year 2000 problem could result in an interruption or failure of certain basic business operations. These failures could materially and adversely effect Globalstar's results of operations, liquidity and financial condition. Globalstar is also assessing the Year 2000 readiness of its key third-party suppliers. Information requests have been distributed to such suppliers and replies are being evaluated. If the risk is deemed material, on-site visits to suppliers will be conducted to verify the adequacy of the information received. In addition, Globalstar has commenced discussions with its service providers to determine the status of their Year 2000 capabilities. However, due to the general uncertainty of the Year 2000 problem, including uncertainty with regard to third-party suppliers and service providers, especially those in developing countries, Globalstar is unable to determine at this time whether the consequences of Year 2000 failures will have an adverse material impact on Globalstar's results of operations, liquidity or financial condition. There can be no assurance that the Company's Year 2000 Program will be successful in avoiding any interruption or failure of certain basic business operations, which may have a material adverse effect on the Company's results of operations or financial position.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Globalstar has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or financial position. Globalstar is required to adopt SFAS 133 on January 1, 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 1998, the fair value of Globalstar's long-term debt and interest bearing vendor financing (collectively, "long-term obligations") is estimated to be $1.3 billion using quoted market prices or, in the case of vendor financing, recorded value. The long-term obligations carrying value exceeded fair value by $334 million. Market risk on long-term obligations is estimated as the potential increase in annual interest expense resulting from a hypothetical one percent increase in interest rates and amounts to $15 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information required for this item is presented in GTL's 1999 definitive proxy statement which is incorporated herein by reference.

EXECUTIVE OFFICERS OF GTL

            NAME               AGE                           POSITION
            ----               ---                           --------
Bernard L. Schwartz..........  73    Chairman and Chief Executive Officer
Gregory J. Clark.............  56    Vice Chairman and President
Michael P. DeBlasio..........  62    Senior Vice President and Director
Douglas G. Dwyre*............  66    Senior Vice President and Director
William Adler................  52    Vice President and Assistant Secretary
Jeanette Clonan..............  50    Vice President -- Communications and Investor Relations
Nicholas C. Moren............  52    Vice President and Treasurer
Anthony J. Navarra...........  51    Vice President
Harvey B. Rein...............  45    Vice President and Controller
Thomas B. Ross...............  69    Vice President -- Government Relations
Richard J. Townsend..........  48    Vice President and Chief Financial Officer
Stephen C. Wright............  42    Vice President
Eric J. Zahler...............  48    Vice President and Secretary

EXECUTIVE OFFICERS OF GLOBALSTAR

            NAME               AGE                           POSITION
            ----               ---                           --------
Bernard L. Schwartz..........  73    Chief Executive Officer and Chairman of the General
                                     Partners' Committee
Gregory J. Clark.............  56    Vice Chairman of the General Partners' Committee
Douglas G. Dwyre*............  66    President
Anthony J. Navarra*..........  51    Executive Vice President, Strategic Development
William Adler................  53    Vice President, Legal and Regulatory Affairs
Gerard Canavan...............  50    Senior Vice President, Marketing
Gloria Everett...............  55    Senior Vice President, Operations
John Klineberg...............  60    Executive Vice President, Satellite Constellation
                                     Establishment
Joel Schindall...............  58    Senior Vice President, Systems Development
Robert A. Wiedeman...........  60    Vice President, Systems and Regulatory Engineering
Stephen C. Wright............  42    Vice President and Chief Financial Officer
---------------
* Effective March 31, 1999, Mr. Dwyre retired from his positions as President of Globalstar and Senior Vice President of GTL. In connection therewith, Mr. Navarra was appointed as acting chief operating officer of Globalstar effective March 8, 1999.

     Mr. Schwartz has been Chief Executive Officer and Chairman of the General Partners' Committee of Globalstar since 1994. Mr. Schwartz has also been the Chairman and Chief Executive Officer of GTL since 1995, and has served as director of GTL since 1994. Mr. Schwartz has been the Chairman and Chief Executive Officer of Loral since March 1996 and had been Chairman and Chief Executive of Old Loral since 1972. He has been Chairman of the Board of Directors of SS/L since February 1991. He is also Chairman and Chief Executive Officer of K&F Industries, Inc., as well as a director of Reliance Group Holdings, Inc. and certain of its subsidiaries, Sorema International Holding N.V. and First Data Corporation. Mr. Schwartz is also a Trustee of New York University Medical Center.

     Dr. Clark has been the Vice Chairman of the General Partners' Committee of Globalstar and Vice Chairman and President of GTL since March 1998, and has served as director of GTL since March 1998. Since January 1998, he has been the President and Chief Operating Officer of Loral. Prior to that time, Dr. Clark was President of News Technology Group, a division of News Corporation since September 1994. Prior to that, Dr. Clark was Director of Science and Technology of IBM in Australia since 1988.

     Mr. DeBlasio has been Senior Vice President and Director of GTL since May 1996. Mr. DeBlasio has been First Senior Vice President of Loral since February 1998 and Senior Vice President and Chief Financial Officer of Loral since March 1996 and had been Senior Vice President, Finance and Chief Financial Officer of Old Loral since 1979. Mr. DeBlasio is also a director of SS/L.

     Mr. Dwyre became a director of GTL in March 1999, and until his retirement was President of Globalstar from March 1994. Mr. Dwyre also served as Senior Vice President of GTL from May 1996 to March 1999. Prior to that, Mr. Dwyre was President of Northern Telecom's STC Submarine Systems from 1988 to 1992.

     Mr. Adler has been Vice President of Legal and Regulatory Affairs of Globalstar since January 1996 and Assistant Secretary of GTL since May 1996. He was a partner with Fleischman and Walsh, L.L.P. from May 1994 to November 1995, specializing in domestic and international telecommunications law, regulation legislation and policy. Prior to that, he was the Executive Director of Federal Regulatory Relations with Pacific Telesis Group.

     Ms. Clonan has been Vice President, Communications and Investor Relations of GTL since March 1998. Ms. Clonan has also been Vice President, Communications and Investor Relations of Loral since November 1996. Prior to that, Ms. Clonan was Director--Corporate Communications from June 1996. Prior to that, Ms. Clonan was Vice President--Corporate Relations of Jamaica Water Securities since September 1992.

     Mr. Moren has been Vice President and Treasurer of GTL since 1995. Mr. Moren has been Senior Vice President of Loral since February 1998 and Vice President and Treasurer of Loral since March 1996 and had been Vice President and Treasurer of Old Loral since April 1991.

     Mr. Navarra has been appointed acting Chief Operating Office of Globalstar effective March 1999. Prior to that, Mr. Navarra was Executive Vice President, Strategic Development of Globalstar since March 1994 and Vice President of GTL since 1995. He was Executive Vice President, Business Development at Loral Aerospace Corp. from 1992 to 1994.

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

     Mr. Townsend has been Vice President and Chief Financial Officer of GTL since March 1999. Since October 1998, he has been Senior Vice President and Chief Financial Officer of Loral. Prior to that, Mr. Townsend was Corporate Controller and Director of Strategy for ITT Industries since 1997. Prior to that, he was Vice President of Finance Worldwide Industries for IBM and various other financial management positions with IBM since April 1979.

     Mr. Wright has been Vice President and Chief Financial Officer of Globalstar since January 1996 and Vice President of GTL since May 1996. He was a Production Director from April 1995 to December 1995 at SS/L. Prior to that time, he was a Business Manager at SS/L.

     Mr. Zahler has been Vice President and Secretary of GTL since May 1996. Mr. Zahler has been Senior Vice President of Loral since February 1998 and Vice President, Secretary and General Counsel of Loral since March 1996 and had been Vice President and General Counsel of Old Loral since 1992. Prior to that time, he was a partner in the law firm of Fried, Frank, Harris, Shriver & Jacobson.

     Mr. Canavan has been a Senior Vice President of Globalstar since February 1998. Prior to that time, he was Vice President of Global Network Operations at IBM Global Network since May 1995, and Vice President of Network Applications Services at IBM Global Network since July 1994. Prior to that, he held various positions at Sprint, in business development and planning, product management and marketing since May 1989.

     Ms. Everett has been Senior Vice President of Globalstar since February 1998. Prior to that time, she was Vice President, Network Engineering and Operations, with AirTouch Communications.

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

     Dr. Schindall has been Senior Vice President of Systems Development for Globalstar since May 1997. Prior to that time, Dr. Schindall was Vice President of Systems Applications for Globalstar since May 1994. Prior to that time, he was President of Conic, a division of Old Loral.

     Mr. Wiedeman has been Vice President of Systems and Regulatory Engineering for Globalstar since March 1994. Prior to that time, he was Vice President of Loral Aerospace Corp.

ITEM 11:  EXECUTIVE COMPENSATION

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under Items 11, 12 and 13 is presented in GTL's 1999 definitive proxy statement which is incorporated herein by reference.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1.  Financial Statements

                                                              PAGE
                                                              ----
Index to Financial Statements...............................  F-1
Globalstar Telecommunications Limited (A General Partner of
  Globalstar, L.P.)
  Independent Auditors' Report..............................  F-2
  Balance Sheets............................................  F-3
  Statements of Operations..................................  F-4
  Statements of Shareholders' Equity........................  F-5
  Statements of Cash Flows..................................  F-6
  Notes to Financial Statements.............................  F-7
Globalstar, L.P. (A development stage limited partnership)
  Independent Auditors' Report..............................  F-14
  Consolidated Balance Sheets...............................  F-15
  Consolidated Statements of Operations.....................  F-16
  Consolidated Statements of Ordinary Partners' Capital and
     Subscriptions Receivable...............................  F-17
  Consolidated Statements of Cash Flows.....................  F-18
  Notes to Consolidated Financial Statements................  F-19

       (a) 3.  Exhibits

EXHIBIT
 NUMBER                     DESCRIPTIONS OF EXHIBIT
-------                     -----------------------
 3.1      Memorandum of Association of Globalstar Telecommunications
          Limited(1)
 3.2      Bye-Laws of Globalstar Telecommunications Limited, as
          amended, and including Schedule III annexed thereto
          regarding the 8% Series A Convertible Redeemable Preferred
          Shares due 2011*
 4.1      Indenture dated as of February 15, 1997 relating to
          Globalstar's and Globalstar Capital Corporation's 11 3/8%
          Senior Notes due 2004(2)
 4.2      Indenture dated as of June 1, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4% Senior Notes
          due 2004(3)
 4.3      Indenture dated as of October 15, 1997 relating to
          Globalstar's and Globalstar Capital Corporation's 10 3/4%
          Senior Notes due 2004(4)
 4.4      Indenture dated as of May 20, 1998 relating to Globalstar's and Globalstar Capital Corporation's 11 1/2% Senior Notes
          due 2005(5)
10.1      Amended and Restated Agreement of Limited Partnership of
          Globalstar L.P., dated as of January 26, 1999, among
          Loral/Qualcomm Satellite Services, L.P., Globalstar
          Telecommunications Limited, AirTouch Satellite Services,
          Inc., Dacom Corporation, Dacom International, Inc., Hyundai
          Corporation, Hyundai Electronics Industries Co., Ltd.,
          Loral/DASA Globalstar, L.P., Loral Space & Communications
          Ltd., San Giorgio S.p.A., Telesat Limited, TE. SA. M., and
          Vodafone Satellite Services Limited*
10.2      Subscription Agreements by and between Globalstar, L.P., and each of AirTouch Communications, Alcatel Spacecom, Loral
          General Partner, Inc., Hyundai/Dacom and Vodastar Limited(1)
10.3      Subscription Agreement by and between Globalstar, L.P. and
          Loral/Qualcomm Satellite Services, L.P.(1)
10.4      Subscription Agreement by and between Globalstar, L.P. and
          Finmeccanica S.p.A.(1)
10.5      Subscription Agreement by and between Globalstar, L.P. and
          China Telecommunications Broadcast Satellite Corporation*
10.6      Form of Service Provider Agreements by and between
          Globalstar, L.P. and each of AirTouch Satellite Services,
          Inc., Finmeccanica S.p.A., Loral Globalstar, L.P.,
          Loral/DASA Globalstar, L.P., Hyundai/Dacom, TE. SA. M., and
          Vodastar Limited(1)
10.7      Development Agreement by and between Qualcomm Incorporated and Globalstar, L.P.(1)
10.8      Contract between Globalstar, L.P. and Space Systems/Loral,
          Inc.(1)
10.9      Contract for the Development of Certain Portions of the
          Ground Operations Control Center between Globalstar and
          Loral Western Development Laboratories(1)
10.10     Contract for the Development of Satellite Orbital Operations
          Centers between Globalstar and Loral Aerosys, a division of
          Loral Aerospace Corporation(1)
10.11     1994 Stock Option Plan(6)+
10.12     Amendment to 1994 Stock Option Plan(7)+
10.13     Revolving Credit Agreement dated as of December 15, 1995, as amended on March 25, 1996, among Globalstar, certain banks parties thereto and Chemical Bank, as Administrative
          Agent(2)
10.14     Second Amendment to Revolving Credit Agreement dated July
          31, 1997 among Globalstar, certain banks parties thereto and
          The Chase Manhattan Bank, as Administrative Agent(4)
10.15     Third Amendment to Revolving Credit Agreement dated as of
          October 15, 1997 among Globalstar, certain banks parties
          thereto and The Chase Manhattan Bank, as Administrative
          Agent(4)
10.16     Fourth Amendment to Revolving Credit Agreement dated as of
          November 13, 1998 among Globalstar, certain banks parties
          thereto and The Chase Manhattan Bank, as Administrative
          Agent*

EXHIBIT
 NUMBER                     DESCRIPTIONS OF EXHIBIT
-------                     -----------------------
10.17     Exchange and Registration Rights Agreement, dated as of
          December 31, 1994, among Globalstar, L.P. and AirTouch
          Satellite Services, Inc., Finmeccanica S.p.A., Loral
          Globalstar, L.P., Loral/DASA Globalstar, L.P.,
          Hyundai/Dacom, TE. SA. M., and Vodastar Limited (1)
10.18     Amendment to the Exchange and Registration Rights Agreement,
          dated as of April 8, 1998, among Globalstar, L.P.,
          Globalstar Telecommunications Limited and Telesat Limited*
10.19     Warrant Agreement dated as of February 19, 1997 relating to
          Warrants to purchase 4,129,000 shares of Common Stock of
          Globalstar Telecommunications Limited(2)
10.20     Registration Rights Agreement dated February 19, 1997
          relating to Globalstar's 11 3/8% Senior Notes due 2004 and the Company's Warrants to purchase 4,129,000 shares of
          Common Stock issued in connection therewith(2)
10.21     Registration Rights Agreement dated June 13, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4%
          Senior Notes due 2004(3)
10.22     Registration Rights Agreement dated October 29, 1997
          relating to Globalstar's and Globalstar Capital
          Corporation's 10 3/4% Senior Notes due 2004(4)
10.23     Registration Rights Agreement dated May 20, 1998 relating to
          Globalstar's and Globalstar Capital Corporation's 11 1/2%
          Senior Notes due 2005(5)
10.24     Registration Rights Agreement dated as of July 6, 1998
          relating to 8,400,000 shares of Common Stock by and among
          Globalstar Telecommunications Limited, Loral Space &
          Communications Ltd., Quantum Partners LDC, Quasar Strategic
          Partners LDC and Quantum Industrial Partners LDC.(8)
10.25     Exchange Agreement dated as of September 28, 1998 relating to 717,600 shares of Common Stock by and between Loral Space
          & Communications Ltd., DACOM Corporation and DACOM
          International, Inc.(9)
10.26     Registration Rights Agreement dated as of January 26, 1999 relating to the Company's 8% Convertible Redeemable
          Preferred Stock*
12        Statement Regarding Computation of Ratios*
21        List of Subsidiaries of the Registrant*
23        Consent of Deloitte & Touche LLP*
27        Financial Data Schedule (EDGAR only)*

---------------

 (1) Incorporated by reference to GTL's Registration Statement on Form S-1 (No. 33-86808).

 (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996.

 (3) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-25461).

 (4) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-41229).

 (5) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-57749).

 (6) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-6477).

 (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997

 (8) Incorporated by reference to Schedule 13D filed by Loral Space & Communications Ltd. on August 3, 1998.

 (9) Incorporated by reference to Schedule 13D filed by Loral Space & Communications Ltd. on February 10, 1999.

  * Filed herewith.

  + Management compensation plan.

     (b) Reports on Form 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GLOBALSTAR TELECOMMUNICATIONS LIMITED

                                          By:    /s/ BERNARD L. SCHWARTZ

                                            ------------------------------------
                                                    Bernard L. Schwartz
                                                 (Chairman of the Board and
                                                  Chief Executive Officer)
                                                    Date: March 30, 1999

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

                    SIGNATURES                                     TITLE                     DATE
                    ----------                                     -----                     ----
              /s/ BERNARD L. SCHWARTZ                Chairman of the Board and Chief    March 30, 1999
---------------------------------------------------    Executive Officer
                Bernard L. Schwartz

               /s/ GREGORY J. CLARK                  Director and President             March 30, 1999
---------------------------------------------------
                 Gregory J. Clark

                 /s/ DOUGLAS DWYRE                   Director                           March 30, 1999
---------------------------------------------------
                   Douglas Dwyre

              /s/ SIR RONALD GRIERSON                Director                           March 30, 1999
---------------------------------------------------
                Sir Ronald Grierson

                /s/ ROBERT B. HODES                  Director                           March 30, 1999
---------------------------------------------------
                  Robert B. Hodes

                 /s/ E. JOHN PEETT                   Director                           March 30, 1999
---------------------------------------------------
                   E. John Peett

              /s/ MICHAEL B. TARGOFF                 Director                           March 30, 1999
---------------------------------------------------
                Michael B. Targoff

               /s/ A. ROBERT TOWBIN                  Director                           March 30, 1999
---------------------------------------------------
                 A. Robert Towbin

              /s/ MICHAEL P. DEBLASIO                Director                           March 30, 1999
---------------------------------------------------
                Michael P. DeBlasio

              /s/ RICHARD J. TOWNSEND                Principal Financial Officer        March 30, 1999
---------------------------------------------------
                Richard J. Townsend

                /s/ HARVEY B. REIN                   Principal Accounting Officer       March 30, 1999
---------------------------------------------------
                  Harvey B. Rein

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on March 30, 1999.

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

                                          By:        Loral/QUALCOMM Partnership,
                                              L.P.,
                                                    its General Partner

                                          By:  Loral General Partner, Inc., its
                                                       General Partner

                                          By:    /s/ BERNARD L. SCHWARTZ

                                            ------------------------------------
                                                    Bernard L. Schwartz
                                            Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the general partner of the Registrant and in the capacities and on the date indicated.

                    SIGNATURES                                     TITLE                     DATE
                    ----------                                     -----                     ----
              /s/ BERNARD L. SCHWARTZ                Chairman of the Board and Chief    March 30, 1999
---------------------------------------------------    Executive Officer
                Bernard L. Schwartz

               /s/ GREGORY J. CLARK                  Director                           March 30, 1999
---------------------------------------------------
                 Gregory J. Clark

                /s/ ERIC J. ZAHLER                   Director                           March 30, 1999
---------------------------------------------------
                  Eric J. Zahler

                         INDEX TO FINANCIAL STATEMENTS

GLOBALSTAR TELECOMMUNICATIONS LIMITED (A General Partner of
  Globalstar, L.P.)
  Independent Auditors' Report..............................  F-2
  Balance Sheets............................................  F-3
  Statements of Operations..................................  F-4
  Statements of Shareholders' Equity........................  F-5
  Statements of Cash Flows..................................  F-6
  Notes to Financial Statements.............................  F-7
GLOBALSTAR, L.P. (A development stage limited partnership)
  Independent Auditors' Report..............................  F-14
  Consolidated Balance Sheets...............................  F-15
  Consolidated Statements of Operations.....................  F-16
  Consolidated Statements of Ordinary Partners'
     Capital and Subscriptions Receivable...................  F-17
  Consolidated Statements of Cash Flows.....................  F-18
  Notes to Consolidated Financial Statements................  F-19

                          INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF GLOBALSTAR TELECOMMUNICATIONS LIMITED:

     We have audited the accompanying balance sheets of Globalstar Telecommunications Limited (a Bermuda company and a General Partner of Globalstar, L.P.) as of December 31, 1998 and 1997 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Globalstar Telecommunications Limited as of December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
San Jose, California
February 16, 1999

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                                 BALANCE SHEETS
                       (In thousands, except share data)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998         1997
                                                                ----         ----
ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests................  $      --    $303,089
  Ordinary partnership interests............................    568,394     297,417
  Ordinary partnership warrants.............................     12,034      12,210
                                                              ---------    --------
          Total assets......................................  $ 580,428    $612,716
                                                              =========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Interest payable..........................................  $      --    $  1,679
Convertible preferred equivalent obligations
  ($310,000 principal amount)...............................         --     301,410
Commitments and contingencies (Note 4)
Shareholders' equity:
  Common stock, $1.00 par value, 600,000,000 shares
     authorized (82,016,679 and 30,638,152 issued and
     outstanding
     at December 31, 1998 and 1997, respectively)...........     82,017      30,638
  Paid-in capital...........................................    588,802     318,643
  Warrants..................................................     12,034      12,210
  Accumulated deficit.......................................   (102,425)    (51,864)
                                                              ---------    --------
Total shareholders' equity..................................    580,428     309,627
                                                              ---------    --------
          Total liabilities and shareholders' equity........  $ 580,428    $612,716
                                                              =========    ========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1998        1997        1996
                                                             --------    --------    --------
Equity in net loss applicable to ordinary partnership
  interests of Globalstar, L.P.............................  $ 50,561    $ 24,152    $ 15,080
Dividend income on Globalstar, L.P. redeemable preferred
  partnership interests....................................   (22,197)    (21,202)    (17,370)
Interest expense on convertible preferred equivalent
  obligations..............................................    22,197      21,202      17,370
                                                             --------    --------    --------
Net loss...................................................  $ 50,561    $ 24,152    $ 15,080
                                                             ========    ========    ========
Net loss per share -- basic and diluted....................  $   0.67    $   0.43    $   0.38
                                                             ========    ========    ========
Weighted average shares outstanding -- basic and diluted...    75,252      55,924      40,000
                                                             ========    ========    ========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                COMMON STOCK
                                                              ----------------   PAID-IN               ACCUMULATED
                                                              SHARES   AMOUNT    CAPITAL    WARRANTS     DEFICIT      TOTAL
                                                              ------   -------   --------   --------   -----------   --------
Balance, January 1, 1996....................................  10,000   $10,000   $175,750               $ (12,632)   $173,118
Warrants issued in connection with the Globalstar credit
  agreement.................................................                                $ 22,601                   22,601
Net loss....................................................                                              (15,080)    (15,080)
                                                              ------   -------   --------   --------    ---------    --------
Balance, December 31, 1996..................................  10,000    10,000    175,750     22,601      (27,712)    180,639
Exercise of warrants........................................   4,185     4,185    129,327    (22,601)                 110,911
Exercise of rights..........................................   1,131     1,131     28,845                              29,976
Stock split.................................................  15,317    15,317    (15,317)
Exercise of stock options...................................       5         5         38                                  43
Warrants issued in connection with Globalstar, L.P.'s
  11 3/8% Senior Notes......................................                                  12,210                   12,210
Net loss....................................................                                              (24,152)    (24,152)
                                                              ------   -------   --------   --------    ---------    --------
Balance, December 31, 1997..................................  30,638    30,638    318,643     12,210      (51,864)    309,627
Exercise of warrants........................................      33        33      1,180       (176)                   1,037
Conversion of convertible preferred equivalent obligations
  and stock issued on related make-whole interest payment...  10,331    10,331    309,919                             320,250
Stock split.................................................  40,997    40,997    (40,997)
Exercise of stock options...................................      18        18         57                                  75
Net loss....................................................                                              (50,561)    (50,561)
                                                              ------   -------   --------   --------    ---------    --------
Balance, December 31, 1998..................................  82,017   $82,017   $588,802   $ 12,034    $(102,425)   $580,428
                                                              ======   =======   ========   ========    =========    ========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1998         1997         1996
                                                              ---------   -----------   ---------
Operating activities:
  Net loss..................................................  $ (50,561)  $   (24,152)  $ (15,080)
  Equity in net loss applicable to ordinary partnership
    interests of Globalstar, L.P............................     50,561        24,152      15,080
  Increase in redemption value of redeemable preferred
    partnership interests...................................       (351)       (1,052)       (858)
  Dividends accrued on redeemable preferred partnership
    interests in excess of cash received....................      1,679                    (1,679)
  Amortization of convertible preferred equivalent
    obligations issue costs.................................        351         1,052         858
  Change in operating liability:
    Interest payable........................................     (1,679)                    1,679
                                                              ---------   -----------   ---------
Net cash provided by (used in) operating activities.........         --            --          --
                                                              ---------   -----------   ---------
Investing activities:
  Purchase of ordinary partnership interests in Globalstar,
    L.P.....................................................     (1,112)     (140,930)
  Purchase of redeemable preferred partnership interests in
    Globalstar, L.P.........................................                             (299,500)
  Purchase of warrants in Globalstar, L.P...................                  (12,210)
                                                              ---------   -----------   ---------
Net cash used in investing activities.......................     (1,112)     (153,140)   (299,500)
                                                              ---------   -----------   ---------
Financing activities:
  Net proceeds from issuance of common stock upon exercise
    of options and warrants.................................      1,112            43
  Payment of debt offering costs............................                              (10,500)
  Sale of convertible preferred equivalent obligations......                              310,000
  Proceeds from issuance of warrants in connection with sale of Globalstar, L.P.'s 11 3/8%
    Senior Notes............................................                   12,210
  Proceeds from exercise of guarantee warrants..............                  110,911
  Proceeds from exercise of GTL rights......................                   29,976
                                                              ---------   -----------   ---------
Net cash provided by financing activities...................      1,112       153,140     299,500
                                                              ---------   -----------   ---------
Net increase (decrease) in cash and cash equivalents........         --            --          --
Cash and cash equivalents, beginning of period..............         --            --          --
                                                              ---------   -----------   ---------
Cash and cash equivalents, end of period....................  $      --   $        --   $      --
                                                              =========   ===========   =========
Noncash transactions:
  Warrants issued in connection with the Globalstar credit
    agreement...............................................                            $  22,601
                                                                                        =========
  Conversion of redeemable preferred partnership interests
    into ordinary partnership interests and receipt of
    related dividend make-whole payment.....................  $ 320,250
                                                              =========
  Common stock issued upon conversion of convertible
    preferred equivalent obligations and related interest
    make-whole payment......................................  $ 320,250
                                                              =========
Supplemental information:
  Interest paid during the year.............................  $   5,037   $    20,150   $  14,833
                                                              =========   ===========   =========

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

     GTL's sole business is acting as a general partner of Globalstar, L.P. ("Globalstar"), a development stage limited partnership, which is building and will operate a worldwide, low-earth orbit satellite-based wireless digital telecommunications system (the "Globalstar System"). The Globalstar System's world-wide coverage is designed to enable its service providers to extend modern telecommunications services to millions of people who currently lack basic telephone service and to enhance wireless communications in areas underserved or not served by existing or future cellular systems, providing a telecommunications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified.

     Loral Space & Communications Ltd. ("Loral"), through a subsidiary and intermediate limited partnerships, is the managing general partner of Globalstar. As of December 31, 1998, Loral owned 24,760,430 (approximately 43%) ordinary partnership interests of Globalstar, including 8,273,782 shares of GTL's outstanding common stock. On July 6, 1998, Loral purchased 4.2 million Globalstar ordinary partnership interests (corresponding to approximately 16.8 million equivalent shares of GTL common stock) from certain founding service providers for $420 million in cash. The founding service providers participating in this transaction have deposited half of their proceeds ($210 million) into escrow accounts to be used for the purchase of Globalstar gateways and user terminals. Concurrently, entities advised by or associated with Soros Fund Management L.L.C. ("Soros") purchased 8.4 million shares of GTL common stock owned by Loral for $245 million in cash. The shares of GTL common stock acquired by Soros are restricted for U.S. securities law purposes. With respect to such shares, GTL has agreed to file a shelf registration statement and have such registration statement declared effective within one year from the closing date.

     On April 23, 1996, a merger between Loral Corporation ("Old Loral") and Lockheed Martin Corporation ("Lockheed Martin") was completed. In conjunction with the merger, Old Loral's direct and indirect interests in GTL and Globalstar were transferred to Loral.

     As of December 31, 1998, GTL owned 20,242,593 (34.8%) of Globalstar's 58,180,093 outstanding ordinary partnership interests. As GTL's investment in Globalstar is GTL's only asset, GTL is dependent upon Globalstar's success and achievement of profitable operations for the recovery of its investment. Globalstar is a development stage limited partnership which may encounter problems, delays and expenses, many of which may be beyond Globalstar's control. These may include, but are not limited to, problems related to technical development of the system, testing, regulatory compliance, manufacturing and assembly, potential launch failures which could delay the program schedule, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. There can be no assurance that substantial delays in any of the foregoing matters would not delay Globalstar's achievement of profitable operations and affect the recoverability of GTL's investment. All expenses necessary to maintain GTL's operations are borne by Globalstar.

     Globalstar will operate in one industry segment, Global Mobile Telephony.

     In each of 1998 and 1997, GTL issued two-for-one stock splits to shareholders in the form of 100% stock dividends. Accordingly, all GTL share and per share amounts, excluding the balance sheet and statement of stockholders' equity have been restated to reflect the stock splits (see Note 5).

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Investment in Globalstar, L.P.

     GTL accounts for its investment in Globalstar's ordinary partnership interests on the equity basis, recognizing its allocated share of net loss for each period since its initial investment on February 22, 1995. This investment includes the fair value of warrants received or acquired from Globalstar in 1996 and 1997 (see Notes 4 and 5). The excess carrying value of this investment over GTL's interest in Globalstar's ordinary partners' capital is attributable to the Globalstar System Under Construction. Amortization of this excess will begin upon Globalstar's commencement of commercial service. Dividend income on GTL's investment in Globalstar's Redeemable Preferred Partnership Interests includes accretion of the carrying amount of the investment to their ultimate redemption value prior to conversion (see Note 3).

  Stock Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123") GTL accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

  Income Taxes

     GTL was incorporated in Bermuda. Bermuda does not have an income, profits or capital gains tax. As a partner in Globalstar, however, GTL will be subject to U.S. tax on its share of Globalstar's income that is effectively connected with the conduct of a trade or business in the U.S. and may be subject to tax in some foreign jurisdictions on portions of its share of the partnership's foreign source income. Commencing with its investment in Globalstar, GTL has been allocated its proportionate share of partnership tax losses. The ultimate realizability of these tax loss carryforwards is dependent upon the ability of Globalstar to generate U.S. income, subject to certain other restrictions imposed by the U.S. Internal Revenue Code. Accordingly, no provision for Bermuda or U.S. income tax expense or benefit is included in GTL's Statements of Operations.

  Earnings Per Share

     GTL follows Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") in presenting basic and diluted earnings per share. Due to GTL's net losses for the years ended December 31, 1998, 1997 and 1996, diluted weighted average shares outstanding excludes the assumed conversion of GTL's Convertible Preferred Equivalent Obligations prior to their conversion into 6.7 million, 20.1 million, and 16.8 million common shares for 1998, 1997 and 1996, respectively, (see Note 3) and the assumed exercise of outstanding options and warrants into 5.8 million, 8.5 million and 17.4 million common shares, for 1998, 1997 and 1996, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted weighted average common shares outstanding are based on the weighted average common shares outstanding for 1998, 1997 and 1996.

  Comprehensive Income

     Effective January 1, 1998, GTL adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). During the periods presented, GTL had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive loss has not been provided as comprehensive loss equals net loss for all periods presented.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

3. REDEMPTION OF CONVERTIBLE PREFERRED EQUIVALENT OBLIGATIONS AND CONVERSION OF REDEEMABLE PREFERRED PARTNERSHIP INTERESTS

     During 1996, GTL issued 6.2 million shares of its 6 1/2% Convertible Preferred Equivalent Obligations due 2006, par value $50 per share (the "CPEOs"). The net proceeds of $299.5 million were used by GTL to purchase 4,769,230 of 6 1/2% convertible redeemable preferred partnership interests
("6 1/2% RPPIs") in Globalstar. Costs incurred in connection with the issuance of the CPEOs were netted against the proceeds of the offering. Interest expense included accretion of the carrying value of the CPEOs to redemption value prior to their conversion.

     On April 30, 1998, GTL redeemed all of its outstanding CPEOs. As of April 30, 1998, all the holders of the CPEOs had converted their holdings into 20,123,230 shares of GTL common stock. As a result of such conversion, the 6 1/2% RPPIs were converted into 4,769,230 Globalstar ordinary partnership interests. In connection with the redemption, GTL issued 539,322 additional shares of GTL common stock in satisfaction of a required interest make-whole payment. A corresponding dividend make-whole payment was also made by Globalstar for which an additional 134,830 Globalstar ordinary partnership interests were issued. Such make-whole payments are reflected as dividend income and interest expense in the accompanying statements of operations.

4.  SENIOR NOTE WARRANTS

     On February 13, 1997, GTL and Globalstar sold units consisting of $500 million aggregate principal amount of Globalstar's 11 3/8% Senior Notes due 2004 and warrants to purchase 4,129,000 shares of GTL common stock in a private offering. GTL was allocated $12,210,000 of the offering proceeds for these warrants which were used to purchase warrants for Globalstar's ordinary partnership interests.

     There were 4,069,325 warrants outstanding as of December 31, 1998, that were exercisable at a price of $17.394 per share and expire on February 15, 2004. Any proceeds from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests.

5.  SHAREHOLDERS' EQUITY

  Common Stock

     In May 1997 and June 1998, GTL issued two-for-one stock splits in the form of a 100% stock dividend. Accordingly, all GTL share and per share amounts, excluding the balance sheets and statements of shareholders' equity, have been restated to reflect the two-for-one stock splits. Prior to the stock splits, GTL's equity securities and convertible securities were represented by equivalent Globalstar partnership interests on an approximate one-for-one basis. Globalstar's partnership interests were not affected by the GTL stock splits and, accordingly, GTL's equity securities and convertible securities are now represented by equivalent Globalstar partnership interests on an approximate four-for-one basis.

     Partners in Globalstar have the right to exchange their ordinary partnership interests into common stock of GTL on an approximate one-for-four basis following the Full Constellation Date, as defined, of the Globalstar System and after at least two consecutive quarters of positive net income, subject to certain annual limitations. GTL has reserved approximately 152 million shares for this purpose.

  8% Convertible Preferred Stock

     On January 21, 1999, GTL sold $350 million of 8% Convertible Preferred Stock due 2011 (the "Preferred Stock"). The Preferred Stock has an aggregate liquidation preference equal to its $350 million aggregate redemption value and a mandatory redemption date of February 15, 2011. Dividends accrue at 8% per annum and are payable quarterly. The Preferred Stock is convertible into shares of GTL common stock at

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5.  SHAREHOLDERS' EQUITY -- (CONTINUED)
a conversion price of $23.2563 per share, subject to adjustment for certain antidilution events. As of January 21, 1999, the Preferred Stock was convertible into 15,049,685 shares of GTL common stock. Loral purchased $150 million face amount of the Preferred Stock issued, in order to maintain its ownership interest in Globalstar.

     The Preferred Stock has limited voting rights. With respect to dividend rights and rights upon liquidation, winding up and dissolution, the Preferred Stock ranks senior to common stock and to all other future series of preferred stock or other class of capital stock of GTL, the terms of which do not expressly provide that such series or class ranks senior to or on parity with the Preferred Stock. Prior to its mandatory redemption date, the Preferred Stock is redeemable (at a premium which declines over time) by GTL beginning in February 2002 (or beginning in February 2000 if GTL's stock price exceeds certain defined price ranges). Payments due on the Preferred Stock may be made in cash, GTL common stock or a combination of both at the option of GTL. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends, holders of the majority of the outstanding shares of Preferred Stock will be entitled to elect additional members to GTL's Board of Directors.

     GTL used the net proceeds of approximately $340 million to purchase $350 million face amount of 8% convertible redeemable preferred partnership interests of Globalstar having terms substantially similar to those of the Preferred Stock.

  Guarantee Warrants

     On December 15, 1995, Globalstar entered into a $250 million credit agreement (the "Globalstar Credit Agreement") with a group of banks. Lockheed Martin, Space Systems/Loral ("SS/L"), a subsidiary of Loral, and certain Globalstar partners guaranteed $206.3 million, $11.7 million and $32.0 million of the Globalstar Credit Agreement, respectively. In addition, Loral agreed to indemnify Lockheed Martin for any liability in excess of $150 million. In exchange for the guarantee and indemnity, GTL issued warrants to purchase 16,741,272 shares of GTL common stock at $6.625 per share as follows: Loral and SS/L 4,550,088 warrants, Lockheed Martin 10,044,760 warrants and certain Globalstar partners 2,146,424 warrants. As part of this transaction, Globalstar issued GTL warrants to purchase an additional 1,131,168 ordinary partnership interests of Globalstar. In addition, GTL distributed to the holders of its common stock rights to subscribe for and purchase 4,524,672 GTL shares for a price of $6.625 per share of which Loral received rights to purchase 636,688 shares and Loral agreed to purchase all shares not purchased upon exercise of the rights. In March 1997, the warrants to purchase 16,741,272 shares of GTL common stock were exercised for proceeds of approximately $110.9 million. In May 1997, GTL shareholders exercised the rights to purchase 4,524,672 shares of GTL common stock (including 700,696 shares purchased by Loral) for $6.625 per share for proceeds of $30.0 million. GTL used the total proceeds of $140.9 million to purchase 5,316,486 Globalstar ordinary partnership interests for $26.50 per interest.

  Stock Option Arrangements

     Officers, directors and employees of Globalstar are eligible to participate in GTL's 1994 Stock Option Plan (the "Plan"), which provides for nonqualified and incentive stock options. The Plan is administered by a stock option committee (the "Committee"), appointed by the GTL Board of Directors. The Committee determines the option price, exercise date and the expiration date of each option (provided no option shall be exercisable after ten years from the date of grant). Proceeds received by GTL for options exercised will in turn be used to purchase Globalstar ordinary partnership interests under a four-for-one exchange arrangement.

     As described in Note 2, GTL accounts for its stock-based compensation using the intrinsic value method

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5.  SHAREHOLDERS' EQUITY -- (CONTINUED)
in accordance with APB 25, and its related interpretations. Accordingly, no compensation expense based on the fair value method has been recognized in GTL's financial statements for stock-based compensation.

     SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as though GTL had adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from GTL's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. GTL's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six months following vesting; stock volatility, 30%; risk free interest rates, 4.44% to 6.55% based on date of grant in 1998 and 1997, and 6.25% in 1996; and no dividends during the expected term. GTL's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1998, 1997 and 1996 awards had been amortized to Globalstar's expense over the vesting period of the awards, GTL's pro forma net loss would have increased by $854,000 ($0.01 per diluted share) to $51,415,000 ($0.68 per diluted share) in 1998, by $685,000 ($0.01 per diluted share) to $24,837,000 ($0.44 per diluted share) in 1997, and $223,000 to $15,303,000
($0.38 per diluted share) in 1996.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5.  SHAREHOLDERS' EQUITY -- (CONTINUED)
     A summary of the status of the GTL stock option plan for the years ended December 31, 1998, 1997 and 1996 is presented below:

                                                                           WEIGHTED-
                                                                            AVERAGE
                                                                           EXERCISE
                                                               SHARES        PRICE
                                                              ---------    ---------
Outstanding at January 1, 1996..............................    441,600      4.1563
Granted (weighted average fair value of $4.51 per share)....    488,000     13.7250
Forfeited...................................................     (4,800)     4.1563
                                                              ---------    --------
Outstanding at December 31, 1996............................    924,800      9.2060
Granted (weighted average fair value of $7.10 per share)....    527,800     21.9650
Forfeited...................................................    (58,800)    11.1610
Exercised...................................................    (10,360)     4.1563
                                                              ---------    --------
Outstanding at December 31, 1997............................  1,383,440    $14.0286
Granted (weighted average fair value of $5.73 per share)....    810,400     19.4155
Forfeited...................................................    (54,000)    18.5642
Exercised...................................................    (18,150)     4.1563
                                                              ---------    --------
Outstanding at December 31, 1998............................  2,121,690    $16.0552
                                                              ---------    --------
Options exercisable at December 31, 1998....................    291,890    $ 7.8347
                                                              =========    ========
Options exercisable at December 31, 1997....................     95,240    $ 4.1563
                                                              =========    ========
At December 31, 1996 no options were exercisable.

     The options generally expire ten years from the date of grant and become exercisable over the period stated in each option, generally ratably over a five-year period. All options granted were non-qualified stock options with an exercise price equal to fair market value at the date of grant. As of December 31, 1998, 349,800 shares of common stock were available for future grant under the Plan.

     The following table summarizes information about GTL's outstanding stock options at December 31, 1998:

                                                      OUTSTANDING                  EXERCISABLE
                                           ----------------------------------   ------------------
                                                        WEIGHTED
                                                         AVERAGE     WEIGHTED             WEIGHTED
                                                        REMAINING    AVERAGE              AVERAGE
                                                       CONTRACTUAL   EXERCISE             EXERCISE
EXERCISE PRICE RANGE                        NUMBER     LIFE-YEARS     PRICE     NUMBER     PRICE
--------------------                       ---------   -----------   --------   -------   --------
$4.16...................................     379,490      6.70       $ 4.1563   177,890   $4.1563
$12.59 to $16.38........................   1,080,800      8.71        13.7417   114,000   13.5747
$21.47 to $29.78........................     661,400      8.90        26.6629
                                           ---------      ----       --------   -------   -------
                                           2,121,690      8.41       $16.0552   291,890   $7.8347
                                           =========      ====       ========   =======   =======

  Stock Option Transactions

     GTL and Globalstar have agreed that upon the exercise of options under the GTL 1994 Stock Option Plan by optionees who are employees of Globalstar or any of its controlling entities, Globalstar will issue to GTL one Globalstar ordinary partnership interest for every four shares of common stock issued to the

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5.  SHAREHOLDERS' EQUITY -- (CONTINUED)
optionee. During 1998 and 1997, GTL purchased 4,538 and 2,590 Globalstar ordinary partnership interests, respectively, with the proceeds from the issuance of the common stock pursuant to GTL option exercises.

6.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                      QUARTER ENDED
                                                      ----------------------------------------------
                                                      MARCH 31,   JUNE 30,   SEPT. 30,(*)   DEC. 31,
                                                      ---------   --------   ------------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1998:
Equity in net loss applicable to ordinary
  partnership interests of Globalstar..............    $7,290     $13,279      $14,555      $15,437
Net loss...........................................     7,290      13,279       14,555       15,437
Net loss per share--basic and diluted..............      0.12        0.18         0.18         0.19
1997:
Equity in net loss applicable to ordinary
  partnership interests of Globalstar..............    $4,380     $ 6,323      $ 7,278      $ 6,171
Net loss...........................................     4,380       6,323        7,278        6,171
Net loss per share--basic and diluted..............      0.11        0.11         0.12         0.10

---------------

(*) Results of operations for the quarter ended September 30, 1998, include
    GTL's proportionate share of Globalstar's $17.3 million loss from launch failure.

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Globalstar, L.P.:

     We have audited the accompanying consolidated balance sheets of Globalstar, L.P. (a development stage limited partnership) and its subsidiaries (collectively, the "Partnership") as of December 31, 1998 and 1997, and the related consolidated statements of operations, partners' capital and subscriptions receivable and cash flows for each of the three years in the period ended December 31, 1998 and cumulative. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1998 and 1997, and the results of its operations and its cash flows for the periods stated above in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
San Jose, California
February 16, 1999

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEETS
                  (In thousands, except partnership interests)

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1998          1997
                                                              ----------    ----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $   56,739    $  464,154
  Insurance proceeds receivable.............................      28,500
  Production gateways and user terminals....................     145,509        28,513
  Other current assets......................................       5,540         1,113
                                                              ----------    ----------
          Total current assets..............................     236,288       493,780
Property and equipment, net.................................       4,958         2,574
Globalstar System under construction:
  Space segment.............................................   1,678,514     1,252,569
  Ground segment............................................     686,848       374,344
                                                              ----------    ----------
                                                               2,365,362     1,626,913
Deferred financing costs....................................      15,845        14,631
Other assets................................................      47,572        11,155
                                                              ----------    ----------
          Total assets......................................  $2,670,025    $2,149,053
                                                              ==========    ==========

                          LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable..........................................  $   14,240    $    1,272
  Payable to affiliates.....................................     216,542       105,357
  Vendor financing liability................................     127,180
  Accrued expenses..........................................      11,679         8,312
  Accrued interest..........................................      31,549        28,869
                                                              ----------    ----------
          Total current liabilities.........................     401,190       143,810
Deferred revenues...........................................      25,811        23,652
Vendor financing liability, net of current portion..........     243,990       197,723
Deferred interest payable...................................         458           420
11 3/8% Senior notes payable ($500,000 principal amount)....     479,566       475,579
11 1/4% Senior notes payable ($325,000 principal amount)....     306,949       303,641
10 3/4% Senior notes payable ($325,000 principal amount)....     320,997       320,311
11 1/2% Senior notes payable ($300,000 principal amount)....     288,663
Commitments and contingencies (Notes 3,5,6,7,8,12 and 14)
Redeemable preferred partnership interests (4,769,230
  outstanding at December 31, 1997).........................                   303,089
Ordinary partners' capital:
  Ordinary partnership interests (58,180,093 and 52,319,076
     outstanding at December 31, 1998 and 1997,
     respectively)..........................................     573,421       368,618
  Warrants..................................................      28,980        12,210
                                                              ----------    ----------
          Total ordinary partners' capital..................     602,401       380,828
                                                              ----------    ----------
          Total liabilities and partners' capital...........  $2,670,025    $2,149,053
                                                              ==========    ==========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
            (In thousands, except per ordinary partnership interest)

                                                                                            CUMULATIVE
                                                                                             MARCH 23,
                                                                                               1994
                                                    YEARS ENDED DECEMBER 31,             (COMMENCEMENT OF
                                           ------------------------------------------     OPERATIONS) TO
                                               1996           1997           1998        DECEMBER 31, 1998
                                           ------------   ------------   ------------    -----------------
Operating expenses:
  Development costs......................   $  42,152      $  62,478       $ 86,253          $275,016
  Marketing, general and
     administrative......................      18,873         25,593         43,116           111,702
  Loss from launch failure...............                                    17,315            17,315
                                            ---------      ---------       --------          --------
Total operating expenses.................      61,025         88,071        146,684           404,033
Interest income..........................       6,379         20,485         17,141            57,777
                                            ---------      ---------       --------          --------
Net loss.................................      54,646         67,586        129,543           346,256
Preferred distributions and related
  increase in redeemable preferred
  partnership interests..................      17,323         21,202         22,197            60,722
                                            ---------      ---------       --------          --------
Net loss applicable to ordinary
  partnership interests..................   $  71,969      $  88,788       $151,740          $406,978
                                            =========      =========       ========          ========
Net loss per ordinary partnership
  interest--basic and diluted............   $    1.53      $    1.74       $   2.69
                                            =========      =========       ========
Weighted average ordinary partnership
  interests outstanding--basic and
  diluted................................      47,000         50,981         56,323
                                            =========      =========       ========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           CONSOLIDATED STATEMENTS OF ORDINARY PARTNERS' CAPITAL AND
                            SUBSCRIPTIONS RECEIVABLE
                                 (IN THOUSANDS)

                           ORDINARY PARTNERS' CAPITAL

                                                                ORDINARY
                                                              PARTNERSHIP
                                                               INTERESTS        WARRANTS         TOTAL
                                                              ------------    ------------    ------------
Capital subscription, March 23, 1994........................
  General partner (18,000 interests)........................   $   50,000                     50$,000....
  Limited partner (18,000 interests)........................      225,000                     225,000...
Cost of raising capital.....................................       (2,400)                        (2,400)
Net losses -- pre-capital subscription period:
  Year ended December 31, 1993..............................      (11,510)                       (11,510)
  January 1, 1994 to March 22, 1994.........................       (6,872)                        (6,872)
Net loss applicable to ordinary partnership
  interests -- March 23, 1994 (commencement of operations)
  to December 31, 1994......................................      (26,244)                       (26,244)
Capital subscription, December 31, 1994
  (1,000 limited partnership interests).....................       18,750                         18,750
                                                               ----------      ----------       --------
Capital balances, December 31, 1994.........................      246,724                        246,724
Sale of 10,000 general partnership interests to GTL,
  February 22, 1995.........................................      185,750                        185,750
Warrant agreement in connection with debt guarantee.........                   $   22,601         22,601
Net loss applicable to ordinary partnership
  interests -- Year ended December 31, 1995.................      (68,237)                       (68,237)
                                                               ----------      ----------       --------
Capital balances -- December 31, 1995.......................      364,237          22,601        386,838
Stock compensation transactions by managing general partner
  for the benefit of Globalstar.............................          317                            317
Net loss applicable to ordinary partnership
  interests -- Year ended December 31, 1996.................      (71,969)                       (71,969)
                                                               ----------      ----------       --------
Capital balances -- December 31, 1996.......................      292,585          22,601        315,186
Exercise of warrants in March 1997..........................      163,488         (22,601)       140,887
Warrant agreement in connection with issuance
  of senior notes...........................................                       12,210         12,210
Stock compensation transactions by managing general partner
  for the benefit of Globalstar.............................        1,290                          1,290
Sale of ordinary partnership interests in connection with
  GTL stock option exercises................................           43                             43
Net loss applicable to ordinary partnership
  interests -- Year ended December 31, 1997.................      (88,788)                       (88,788)
                                                               ----------      ----------       --------
Capital balances -- December 31, 1997.......................      368,618          12,210        380,828
Exercise of warrants........................................        1,213            (176)         1,037
Stock compensation transactions by managing general partner
  for the benefit of Globalstar.............................        1,284                          1,284
Sale of ordinary partnership interests in connection with
  GTL stock option exercises................................           75                             75
Conversion of redeemable preferred partnership interests
  into ordinary partnership interests and related dividend
  make-whole payment -- April 1998..........................      320,250                        320,250
Warrants issued to China Telecom to acquire ordinary
  partnership interests.....................................                       31,917         31,917
Exercise of warrants by China Telecom -- April 1998.........       33,721         (14,971)        18,750
Net loss applicable to ordinary partnership
  interests -- Year ended December 31, 1998.................     (151,740)                      (151,740)
                                                               ----------      ----------       --------
Capital balances -- December 31, 1998.......................   $  573,421      $   28,980       $602,401
                                                               ==========      ==========       ========
                                         SUBSCRIPTIONS RECEIVABLE
Capital subscriptions:
  March 23, 1994............................................   $  275,000                       $275,000
  December 31, 1994.........................................       18,750                         18,750
                                                               ----------                       --------
  Total subscriptions.......................................      293,750                        293,750
                                                               ----------                       --------
  Cash received.............................................     (148,661)                      (148,661)
  Credit for pre-capital subscription costs.................      (11,309)                       (11,309)
                                                               ----------                       --------
                                                                 (159,970)                      (159,970)
                                                               ----------                       --------
  Subscriptions receivable, December 31, 1994...............      133,780                        133,780
    Cash received...........................................     (133,780)                      (133,780)
                                                               ----------                       --------
  Subscriptions receivable, December 31, 1995, 1996, 1997
    and 1998................................................   $       --                       $     --
                                                               ==========                       ========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                      CUMULATIVE
                                                                                                      MARCH 23,
                                                                                                         1994
                                                                                                    (COMMENCEMENT
                                                                                                          OF
                                                                   YEARS ENDED DECEMBER 31,         OPERATIONS) TO
                                                              -----------------------------------    DECEMBER 31,
                                                                1996         1997         1998           1998
                                                              ---------   ----------   ----------   --------------
Operating activities:
  Net loss..................................................  $ (54,646)  $  (67,586)  $ (129,543)   $  (346,256)
  Loss from launch failure..................................                               17,315         17,315
  Deferred revenues.........................................      1,739                     2,159         25,811
  Stock compensation transactions...........................        317        1,290        1,284          2,891
  Depreciation and amortization.............................        724        1,016        1,730          3,983
  Changes in operating assets and liabilities:
    Other current assets....................................       (100)        (507)      (4,427)        (5,540)
    Other assets............................................       (107)        (706)      (9,768)       (10,581)
    Accounts payable........................................      1,723       (2,017)      13,654         14,855
    Payable to affiliates...................................     (3,553)      (1,488)      79,271         79,094
    Accrued expenses........................................      2,147        1,383        3,367         11,679
                                                              ---------   ----------   ----------    -----------
Net cash used in operating activities.......................    (51,756)     (68,615)     (24,958)      (206,749)
                                                              ---------   ----------   ----------    -----------
Investing activities:
  Globalstar System under construction......................   (490,776)    (735,880)    (946,264)    (2,573,177)
  Insurance proceeds from launch failure....................                              162,000        162,000
  Payable to affiliates for Globalstar System under
    construction............................................     19,921       42,908       31,914        128,648
  Capitalized interest accrued..............................      5,211       39,552       16,757         61,520
  Accounts payable..........................................        608       (1,112)        (686)        (1,123)
  Vendor financing liability................................     88,475       67,029      173,447        371,170
                                                              ---------   ----------   ----------    -----------
  Cash used for Globalstar System...........................   (376,561)    (587,503)    (562,832)    (1,850,962)
  Production gateways and user terminals....................                 (28,513)    (116,996)      (145,509)
  Purchases of property and equipment.......................       (935)      (1,870)      (4,114)        (8,926)
  Deferred FCC license costs................................     (1,634)      (1,652)        (892)        (8,999)
  Purchases of investments..................................                                            (126,923)
  Maturity of investments...................................                                             126,923
                                                              ---------   ----------   ----------    -----------
Net cash used in investing activities.......................   (379,130)    (619,538)    (684,834)    (2,014,396)
                                                              ---------   ----------   ----------    -----------
Financing activities:
  Net proceeds from issuance of $500,000, 11 3/8% Senior
    Notes...................................................                 472,090                     472,090
  Proceeds from warrants issued in connection with $500,000,
    11 3/8%
    Senior Notes............................................                  12,210                      12,210
  Net proceeds from issuance of $325,000 11 1/4% Senior
    Notes...................................................                 301,850                     301,850
  Net proceeds from issuance of $325,000 10 3/4% Senior
    Notes...................................................                 320,197                     320,197
  Net proceeds from issuance of $300,000 11 1/2% Senior
    Notes...................................................                              287,552        287,552
  Deferred financing costs..................................       (250)                                  (2,125)
  Proceeds from capital subscriptions receivable............                                             282,441
  Payment of accrued capital raising costs..................                                              (2,400)
  Sale of ordinary partnership interests....................                 140,930       19,862        346,542
  Sale of redeemable preferred partnership interests to
    GTL.....................................................    299,500                                  299,500
  Distributions on redeemable preferred partnership
    interests...............................................    (14,833)     (20,150)      (5,037)       (40,020)
  Prepaid interest on redeemable preferred partnership
    interests...............................................         47                                       47
  Borrowings under long-term revolving credit facility......    106,000       65,000                     171,000
  Repayment of borrowings under long-term revolving credit
    facility................................................    (10,000)    (161,000)                   (171,000)
                                                              ---------   ----------   ----------    -----------
Net cash provided by financing activities...................    380,464    1,131,127      302,377      2,277,884
                                                              ---------   ----------   ----------    -----------
Net increase (decrease) in cash and cash equivalents........    (50,422)     442,974     (407,415)        56,739
Cash and cash equivalents, beginning of period..............     71,602       21,180      464,154
                                                              ---------   ----------   ----------    -----------
Cash and cash equivalents, end of period....................  $  21,180   $  464,154   $   56,739    $    56,739
                                                              =========   ==========   ==========    ===========
Noncash transactions:
  Payable to affiliates.....................................                                         $     9,308
                                                                                                     ===========
  Accrual of capital raising costs..........................                                         $     2,400
                                                                                                     ===========
  Deferred FCC license costs................................                                         $     2,235
                                                                                                     ===========
  Warrants issued in exchange for debt guarantee............                                         $    22,601
                                                                                                     ===========
  Increase in redemption value of preferred partnership
    interests...............................................  $   2,537   $    1,052   $      351    $     3,940
                                                              =========   ==========   ==========    ===========
  Ordinary partnership interests distributed upon conversion of redeemable preferred partnership interests and
    related dividend make-whole payment.....................                           $  320,250    $   320,250
                                                                                       ==========    ===========
  Warrants issued to China Telecom to acquire ordinary
    partnership interests...................................                           $   31,917    $    31,917
                                                                                       ==========    ===========
Supplemental information:
  Interest paid.............................................  $     674   $   48,528   $  147,580    $   196,920
                                                              =========   ==========   ==========    ===========

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

     Globalstar was founded to design, construct and operate a worldwide, low-earth orbit ("LEO") satellite-based wireless digital telecommunications system (the "Globalstar System"). The Globalstar System's worldwide coverage is designed to enable its service providers to extend modern telecommunications services to millions of people who currently lack basic telephone service and to enhance wireless communications in areas underserved or not served by existing or future cellular systems, providing a telecommunications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified. On January 31, 1995, the U.S. Federal Communications Commission ("FCC") granted the necessary license to a wholly-owned subsidiary of LQP to construct, launch and operate the Globalstar System. LQP has agreed to use such license for the exclusive benefit of Globalstar.

     On November 23, 1994, GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. GTL's sole business is acting as a general partner of Globalstar. On February 14, 1995, GTL completed an initial public offering of 40,000,000 shares of common stock resulting in net proceeds of $185,750,000. Effective February 22, 1995, GTL purchased 10,000,000 partnership interests from Globalstar with the net proceeds of the initial public offering. The partners in Globalstar have the right to convert their partnership interests into shares of GTL common stock on an approximate one-for-four basis following the Full Constellation Date, as defined, of the Globalstar System and after at least two consecutive reported fiscal quarters of positive net income, subject to certain annual limitations. As of December 31, 1998, GTL owned 20,242,593 (34.8%) of Globalstar's outstanding ordinary partnership interests.

     As of December 31, 1998, Loral owned 24,760,430 (approximately 43%) ordinary partnership interests of Globalstar, including 8,273,782 shares of GTL's outstanding common stock. On July 6, 1998, Loral purchased 4.2 million Globalstar ordinary partnership interests (corresponding to approximately 16.8 million equivalent shares of GTL common stock) from certain founding service providers for $420 million in cash. The founding service providers participating in this transaction have deposited half of their proceeds ($210 million) into escrow accounts to be used for the purchase of Globalstar gateways and user terminals. Concurrently, entities advised by or associated with Soros Fund Management L.L.C. ("Soros") purchased 8.4 million shares of GTL common stock owned by Loral for $245 million in cash. Soros acquired from Loral shares of GTL common stock, which are restricted for U.S. securities law purposes. With respect to such shares, GTL has agreed to file a shelf registration statement and have such registration statement declared effective within one year from the closing date.

     Globalstar will operate in one industry segment, Global Mobile Telephony.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

1.  ORGANIZATION AND BUSINESS -- (CONTINUED)
     In each of 1998 and 1997, GTL issued two-for-one stock splits to shareholders in the form of 100% stock dividends. Accordingly, all GTL share and per share amounts, have been restated to reflect the stock splits (see Note 11).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Development Stage Company

     Globalstar is devoting substantially all of its present efforts to the launch, licensing, construction and testing of the Globalstar System, and establishing its business. Globalstar's planned principal operations have not commenced and accordingly, Globalstar is a development stage company as defined in Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises ("SFAS 7").

     Globalstar may encounter problems, delays and expenses, many of which may be beyond Globalstar's control. These may include, but are not limited to, launch delays and launch failures (see Note 5), in-orbit failures, problems related to technical development of the system, testing, regulatory compliance, manufacturing and assembly, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. There can be no assurance that substantial delays in any of the foregoing matters would not delay Globalstar's achievement of profitable operations.

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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Globalstar System Under Construction

     Globalstar System under construction expenditures include and will include progress payments and costs for the design, manufacture, test, launch and launch insurance for 52 low-earth orbit satellites, including four in-orbit spare satellites (the "Space Segment"), and ground and satellite operations control centers, gateways and user terminals (the "Ground Segment").

     Globalstar intends to depreciate the Space Segment over 7 1/2 years and to depreciate the Ground Segment over eight years as assets are placed in service. Commercial service is currently anticipated to commence in September 1999. Losses from unsuccessful launches and in-orbit failures of Globalstar's satellites, net of insurance proceeds, are recorded in the period incurred (see
Note 5).

     Costs incurred related to the development of certain technologies, pursuant to a cost sharing arrangement included in Globalstar's contract with Qualcomm, and for the engineering and development of user terminals, are being charged to operations as incurred.

  Deferred Financing Costs and Interest

     Deferred financing costs represent costs incurred in obtaining a long-term credit facility and the estimated fair value of a warrant agreement in connection with a guarantee of this facility (see Note 7). Such costs are being amortized over the term of the credit facility as interest. Total amortization of deferred financing costs for the years ended December 31, 1998, 1997 and 1996 was approximately $4.9 million, $4.9 million and $5.1 million, respectively. Accumulated amortization totaled $15.0 million and $10.1 million at December 31, 1998 and 1997, respectively.

     Interest costs incurred during the construction of the Globalstar System are capitalized. Total interest costs capitalized for the years ended December 31, 1998, 1997 and 1996 was approximately $178.7 million, $95.9 million and $9.9 million, respectively.

  Other Assets

     Other assets includes the fair value of warrants issued to China Telecom (see Note 11) and expenditures, including license fees, legal fees and direct engineering and other technical support, for obtaining the required FCC licenses. Such amounts will be amortized over 7 1/2 years, the expected life of the first generation satellites.

  Deferred Revenues

     Advance payments from Globalstar strategic partners to secure exclusive rights to Globalstar service territories are deferred. These advance payments are recoverable by the service providers, through credits against a portion of the service fees payable to Globalstar, after the commencement of services.

  Vendor Financing

     Globalstar's contracts with SS/L and Qualcomm call for a portion of the contract price to be deferred as vendor financing and to be repaid, over as long as a five-year period, commencing upon various dates (see Note 6). Amounts deferred as vendor financing are capitalized as costs of the assets to which they relate as incurred.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Notes Payable

     Interest accrues on the $500 million, $325 million, $325 million and $300 million principal amount senior notes at 11 3/8%, 11 1/4%, 10 3/4% and 11 1/2% per annum, respectively. Globalstar is increasing the carrying value of the senior notes payable to their ultimate redemption value.

  Preferred Partnership Distributions

     Distributions are accrued on redeemable preferred partnership interests at the stated rate per annum. Globalstar increases the carrying value of redeemable preferred partnership interests to their ultimate redemption value. Distributions are recorded as reductions against the ordinary partnership capital accounts (see Note 10).

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

  Earnings Per Ordinary Partnership Interest

     Globalstar follows Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") in presenting basic and diluted earnings per interest. Due to Globalstar's net losses for the years ended December 31, 1998, 1997 and 1996, diluted weighted average ordinary partnership interests outstanding excludes the assumed conversion of the 6 1/2% redeemable preferred partnership interests ("6 1/2% RPPIs") prior to their conversion into 1.6 million, 4.8 million and 4.0 million ordinary partnership interests for

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
1998, 1997 and 1996, respectively (see Note 10) and excludes the assumed issuance of ordinary partnership interests upon exercise of GTL's outstanding options and warrants of 2.6 million, 2.8 million and 5.5 million ordinary partnership interests for 1998, 1997, and 1996, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted weighted average ordinary partnership interests outstanding is based on net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for 1998, 1997 and 1996.

  Comprehensive Income

     Effective January 1, 1998, Globalstar adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). During the periods presented, Globalstar had no changes in ordinary partner's capital from transactions or other events and circumstances from non-owners sources. Accordingly, a statement of comprehensive loss has not been provided as comprehensive loss equals net loss for all periods presented.

  New Accounting Pronouncements

     For the year ended 1998, Globalstar adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits ("SFAS 132"). See Note 12.

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Globalstar has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or financial position. Globalstar is required to adopt SFAS 133 on January 1, 2000.

  Reclassifications

     Certain reclassifications have been made to conform prior year amounts to the current year presentation.

3.  PRODUCTION GATEWAYS AND USER TERMINALS

     In order to accelerate the deployment of gateways around the world, Globalstar has agreed to help finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. The contracts for the 38 gateways aggregate approximately $345 million. Ericsson, Qualcomm and Telital are in the process of manufacturing approximately 300,000 handheld and fixed user terminals under contracts totaling $353 million from Globalstar and its service providers. Globalstar has agreed to finance approximately $151 million of the cost of these handheld and fixed user terminals. Globalstar expects to recoup such costs upon the acceptance by the service providers of the gateways and user terminals. Amounts reflected in the consolidated balance sheets represent the amounts financed under the above contracts as of December 31, 1998 and 1997.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4.  PROPERTY AND EQUIPMENT

                                                                      DECEMBER 31,
                                                                    -----------------
                                                                     1998      1997
                                                                    ------    -------
                                                                     (IN THOUSANDS)
    Leasehold improvements......................................    $1,546    $   612
    Furniture and office equipment..............................     7,380      4,200
                                                                    ------    -------
                                                                     8,926      4,812
    Accumulated depreciation and amortization...................    (3,968)    (2,238)
                                                                    ------    -------
                                                                    $4,958    $ 2,574
                                                                    ======    =======

     Globalstar's property and equipment is located in the U.S. Depreciation and amortization expense for the years ended December 31, 1998, 1997 and 1996, was $1.7 million, $1.0 million, and $0.7 million, respectively.

5.  GLOBALSTAR SYSTEM UNDER CONSTRUCTION

  The Space Segment

     Globalstar has a contract with SS/L, an affiliate of Loral and a limited partner of LQSS, to design, manufacture, test and launch 56 satellites. The price of the contract consists of three parts, the first for non-recurring work at a price not to exceed $117.1 million, the second for recurring work at a fixed price of $15.6 million per satellite (including certain performance incentives of up to approximately $1.9 million per satellite) and the third for launch services and insurance. In addition, Globalstar agreed to purchase from SS/L eight additional satellites at a cost of $180 million.

     Globalstar has agreed, subject to receipt of its partners' approval, to purchase from SS/L 12 additional spare satellites for which the cost and payment terms have not as yet been negotiated. It is anticipated that approximately $100 million will be expended for these spare satellites by commencement of commercial service. On September 9, 1998, a malfunction of a Zenit 2 rocket, launched from the Baikonur Cosmodrome in Kazakhstan, resulted in the loss of 12 Globalstar satellites. A $17.3 million loss from the launch failure was recorded in the third quarter of 1998, which reflects the value of the satellites and related capitalized costs, net of insurance proceeds. Globalstar activated its contingency launch plan and expects to initiate commercial service in September 1999. As a result, Globalstar expects to have a satellite constellation consisting of 52 satellites, including four in-orbit spares, by the end of 1999.

     SS/L has agreed to obtain launch vehicles and arrange for the launch of all 52 Globalstar satellites, on Globalstar's behalf, and obtain insurance to cover the replacement cost of satellites or launch vehicles lost in the event of a launch failure. The total estimated cost for launch services and launch insurance for all 52 satellites, including four in-orbit spares, is $684 million, net of insurance recoveries and subject to equitable adjustment in light of future conditions, which may, in turn, be influenced by international political developments. Any change in such assumptions may result in an increase in the costs paid by Globalstar, which may be substantial. Termination by Globalstar of this contract would result in termination fees, which may be substantial.

     SS/L has entered into fixed-price subcontracts aggregating approximately $775 million, with certain of Globalstar's direct or indirect limited partners. Some of these contracts are subject to adjustment.

     Globalstar's space segment contract with SS/L calls for a portion of the contract price to be deferred as vendor financing (see Note 6).

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5.  GLOBALSTAR SYSTEM UNDER CONSTRUCTION -- (CONTINUED)
  The Ground Segment

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

     As of December 31, 1998, and prior to the potential effect of Qualcomm's current preliminary revision to cost estimates and as a result of arrangements with Qualcomm for $100 million of contract payment deferrals (see Note 6), Globalstar expects the total ground segment expenditure to be approximately $950 million, net of such deferrals, through the in-service date.

     Globalstar will receive from Qualcomm or its licensee(s) a payment of approximately $400,000 for each installed gateway sold to a Globalstar service provider. In addition, Globalstar will receive a payment of up to $10 on each Globalstar user terminal sold, until Globalstar funding of that design has been recovered.

     Globalstar has entered into an agreement with Lockheed Martin for the development and delivery of two satellite operations control centers and 33 telemetry and command units for the Globalstar System. The fixed contract price is approximately $34.2 million and provides for reimbursement to Lockheed Martin for contract costs incurred such as labor, materials, travel, license fees, royalties and general and administrative expenses. Lockheed Martin will receive a 12% fee under the contract, 6% of which is payable at the time the costs are incurred with the remainder payable upon achievement of certain milestones. Globalstar will own any intellectual property produced under this contract.

  Total System Cost

     Through December 31, 1998, Globalstar incurred costs of approximately $2.7 billion for the development, design and construction of the space and ground segments. Costs incurred during 1998 were approximately $871 million. Qualcomm is in the process of completing its revision to cost estimates for its portion of the ground segment. Due to additional scope and cost growth and based on preliminary information, Globalstar expects the increase from Qualcomm to be less than 3% of the total project cost. The Qualcomm estimate is still subject to further review by Globalstar. As of December 31, 1998, and including the effect of the preliminary Qualcomm estimate, Globalstar's budgeted expenditures were $3.17 billion for the design, construction and deployment of the Globalstar System to commence commercial service and $340 million for budgeted financing costs. In addition to expenditures for operating costs, and debt service, Globalstar anticipates further expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the commencement of commercial service. Substantial additional financing will be required if there are delays in the commencement of commercial service and, in any event, after the commencement of commercial service and before positive cash flow is achieved. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

     As of January 31, 1999, and after giving effect to the net proceeds from the issuance of the 8% convertible redeemable preferred partnership interests ("8% RPPIs") issued in January 1999 (see Note 11), Globalstar will have raised or received commitments for approximately $3.3 billion. Globalstar intends to raise the remaining funds required, of approximately $600 million, by the initiation of commercial service in September 1999, from a combination of sources including: high yield debt issuance (which may include an equity

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. GLOBALSTAR SYSTEM UNDER CONSTRUCTION -- (CONTINUED) component), bank financing, equity issuance, financial support from the Globalstar partners, projected service provider payments, and anticipated payments from the sale of gateways and Globalstar user terminals.

6.  VENDOR FINANCING LIABILITY

     SS/L provides Globalstar with approximately $330 million of billings deferred as follows -- $224 million of vendor financing and $106 million of orbital incentives. SS/L subcontractors have assumed a portion of the vendor financing commitments totaling approximately $116 million. The $224 million of vendor financing consists of three tranches -- $110 million, $90 million and $24 million. Only the $90 million is interest bearing and bears interest at the 30-day LIBOR rate plus 3% per annum. Globalstar will repay the $110 million and the $24 million tranches as follows: 50% will be paid over 5 years in equal monthly installments following the launch and acceptance of 24 or more satellites (the "Preliminary Constellation") and the remaining 50% will be paid over 5 years in equal monthly installments following the launch and acceptance of 48 or more satellites (the "Full Constellation"). Payment of the $90 million interest bearing vendor financing will be due beginning March 31, 1999. Interest and principal will be repaid in 20 equal quarterly installments over the next five years. Approximately $47 million of the orbital incentives will be paid at both the Preliminary Constellation Date and Full Constellation Date with the remainder being paid with the delivery of the remaining satellites.

     On March 4, 1998, Qualcomm entered into a deferred payment agreement with Globalstar providing for $100 million of vendor financing. The deferred payments accrue interest at a rate of 5.75% per annum, which is added to the outstanding principal balance quarterly. Globalstar will make eight equal principal payments on a quarterly basis commencing on January 1, 2000 with final payment due October 1, 2001 including all then unpaid accrued interest.

7.  CREDIT FACILITY

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

     In exchange for the guarantee and indemnity, GTL issued warrants to purchase 16,741,272 shares of GTL common stock at $6.625 per share as follows:
Loral and SS/L 4,550,088 warrants, Lockheed Martin 10,044,760 warrants, Qualcomm 1,468,524 warrants and another Globalstar partner 677,900 warrants. As part of this transaction, Globalstar issued GTL warrants to purchase an additional 1,131,168 ordinary partnership interests of Globalstar. In addition, GTL distributed to the holders of its common stock rights to subscribe for and purchase 4,524,672 GTL shares for a price of $6.625 per share of which Loral received rights to purchase 636,688 shares and Loral agreed to purchase all shares not purchased upon exercise of the rights. In March 1997, the warrants to purchase 16,741,272 shares of GTL common stock were exercised for proceeds of approximately $110.9 million. In May 1997, GTL shareholders exercised the rights to purchase 4,524,672 shares of GTL common stock (including 700,696 shares purchased by Loral) for $6.625 per share for proceeds of $30.0 million. GTL used the total proceeds of $140.9 million to purchase 5,316,486 Globalstar ordinary partnership interests for $26.50 per interest.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7.  CREDIT FACILITY -- (CONTINUED)
     In addition, Globalstar also agreed to pay to Loral and the other guaranteeing partners a fee equal to 1.5% per annum of the average quarterly amount outstanding under the Globalstar Credit Agreement (the "Guarantee Fee"). Payment of the Guarantee Fee, classified as deferred interest payable in Globalstar's balance sheet, is being deferred and subordinated, with interest at LIBOR plus 3%, until after the termination date of the Globalstar Credit Agreement. Globalstar's managing general partner may also defer payment of such fee if it determines that such deferral is necessary to comply with the terms of any applicable credit agreement or indenture.

8.  COMMITMENTS

     Globalstar leases its primary facility from Lockheed Martin under a non-cancelable operating lease expiring in 2000. The lease contains renewal options for up to an additional ten years. The following table presents the future minimum lease payments required under operating leases that have an initial lease term in excess of one year (in thousands):

1999..............................................    $3,246
2000..............................................     2,218
2001..............................................       160
2002..............................................       160
2003..............................................       160
Thereafter........................................       455
                                                      ------
Total minimum lease payments......................    $6,399
                                                      ======

     Rent expense for the years ended December 31, 1998, 1997 and 1996, was approximately $3.1 million, $1.8 million, and $1.1 million, respectively. Included in rent expense are payments to Lockheed Martin of $2.7 million, $1.5 million, and $0.9 million for the years ended December 31, 1998, 1997 and 1996, respectively.

9.  SENIOR NOTES AND WARRANTS

     In February 1997, GTL and Globalstar sold units consisting of $500 million aggregate principal amount of Globalstar's 11 3/8% Senior Notes due 2004 and warrants to purchase 4,129,000 shares of GTL common stock in a private offering. GTL was allocated $12,210,000 of the offering proceeds for these warrants which were used to purchase warrants for Globalstar's ordinary partnership interests. The notes may not be redeemed prior to February 2002 and are subject to a prepayment premium prior to 2004. The effective interest rate on this note is 13.33%. Interest is paid semi-annually.

     There were 4,069,325 warrants outstanding as of December 31, 1998, that were exercisable at a price of $17.394 per share and expire on February 15, 2004. Any proceeds from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests.

     In June 1997, Globalstar sold $325 million principal amount of 11 1/4% Senior Notes due 2004 in a private offering. The notes may not be redeemed prior to June 2002 and are subject to a prepayment premium prior to 2004. The effective interest rate on this note is 13.57%. Interest is paid semi-annually.

     In October 1997, Globalstar sold $325 million principal amount of 10 3/4% Senior Notes due 2004 in a private offering. The notes may not be redeemed prior to November 2002 and are subject to a prepayment premium prior to 2004. The effective interest rate on this note is 11.63%. Interest is paid semi-annually.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

9.  SENIOR NOTES AND WARRANTS -- (CONTINUED)
     In May 1998, Globalstar sold $300 million principal amount of 11 1/2% Senior Notes due 2005 in a private offering. The notes may not be redeemed prior to June 2003 and are subject to a prepayment premium prior to 2005. The effective interest rate on this note is 13.12%. Interest is paid semi-annually.

     The Senior Notes rank pari passu with all of Globalstar's existing senior notes. The indentures for the notes contain certain covenants that among other things limit the ability of Globalstar to incur additional debt, issue preferred stock, or pay dividends and certain distributions. In certain limited circumstances involving a change of control of Globalstar, as defined, each note is redeemable at the option of the holder for 101% of the principal amount plus accrued interest.

10.  CONVERSION OF REDEEMABLE PREFERRED PARTNERSHIP INTERESTS

     During 1996, GTL purchased 4,769,230 6 1/2% convertible redeemable preferred partnership interests ("6 1/2% RPPIs") in Globalstar using the net proceeds of $299.5 million from GTL's sale of its Convertible Preferred Equivalent Obligations (the "CPEOs").

     On April 30, 1998, GTL redeemed all of its CPEOs, $310 million aggregate principal amount. As of April 30, 1998, all the holders of the CPEOs converted their holdings into 20,123,230 shares of GTL common stock. As a result of such conversion, Globalstar's 6 1/2% RPPIs were converted into 4,769,230 ordinary partnership interests. In connection with the redemption, GTL issued 539,322 additional shares of GTL common stock in satisfaction of a required interest make whole payment. A corresponding dividend make-whole payment was also made by Globalstar for which an additional 134,830 ordinary partnership interests were issued.

11.  ORDINARY PARTNERS' CAPITAL

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

     In addition, costs of $2,235,000 were incurred in connection with the FCC license application. The aggregate expenditures by Loral and Qualcomm of $20,617,000 were reimbursed through a credit of $11,309,000 issued to the general partner as a reduction of its required capital subscription payment and a payment to Qualcomm of $9,308,000. The reimbursed expenses of $18,382,000 have been charged to partners' capital as of the date of the capital subscription agreement and allocated to the partners' capital accounts in accordance with the partnership agreement. The $2,235,000 of costs relating to the FCC license application are included in other assets in the accompanying balance sheet.

  Capital Contribution

     In April 1998, China Telecom (Hong Kong) Group Ltd. ("China Telecom"), through a subsidiary, exercised a warrant to acquire 937,500 Globalstar ordinary partnership interests for $18,750,000. In addition, China Telecom has a warrant to acquire an additional 937,500 Globalstar ordinary partnership interests for

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  ORDINARY PARTNERS' CAPITAL -- (CONTINUED)
$18,750,000 after commencement of service. Globalstar had previously granted these warrants to China Telecom in connection with service provider arrangements in China under which China Telecommunications Broadcast Satellite Corporation ("ChinaSat") will act as the sole distributor of Globalstar service in China. The fair value of the warrants issued to China Telecom was approximately $31.9 million and has been recorded in the accompanying balance sheet in other assets and will be amortized over 7 1/2 years, the expected life of the first generation of satellites.

  GTL Stock Splits

     In May 1997 and June 1998, GTL issued two-for-one stock splits of its common stock in the form of a 100% stock dividend. Accordingly, all GTL share and per share amounts have been restated to reflect the stock splits. Prior to the stock splits, GTL's equity securities and convertible securities were represented by equivalent Globalstar partnership interests on an approximate one-for-one basis. Globalstar's partnership interests were not affected by the GTL stock splits and, accordingly, GTL's equity securities and convertible securities are now represented by equivalent Globalstar partnership interests on an approximate four-for-one basis.

  8% Convertible Redeemable Preferred Partnership Interests

     On January 21, 1999, Globalstar sold to GTL $350 million face amount of 8% RPPIs in Globalstar in connection with GTL's offering of $350 million of 8% Convertible Preferred Stock due 2011 (the "Preferred Stock"). Dividends on the 8% RPPIs and the Preferred Stock accrue at 8% per annum and are payable quarterly. Globalstar will use the funds for the construction and deployment of the Globalstar System.

     The Preferred Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share, subject to adjustment for certain antidilution events. As of January 21, 1999, the Preferred Stock was convertible into 15,049,685 shares of GTL common stock. Loral purchased $150 million face amount of the Preferred Stock issued, in order to maintain its ownership interest in Globalstar. The Preferred Stock has limited voting rights. With respect to dividend rights and rights upon liquidation, winding up and dissolution, the Preferred Stock ranks senior to common stock and to all other future series of preferred stock or other class of capital stock of GTL the terms of which do not expressly provide that such series or class ranks senior to or on parity with the Preferred Stock. Prior to its mandatory redemption date, the Preferred Stock is redeemable (at a premium which declines over time) by GTL beginning in February 2002 (or beginning in February 2000 if GTL's stock price exceeds certain defined price ranges). Payments due on the Preferred Stock may be made in cash, GTL common stock or a combination of both at the option of GTL. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends, holders of the majority of the outstanding shares of Preferred Stock will be entitled to elect additional members to GTL's Board of Directors.

     The 8% RPPIs rank senior to ordinary partnership interests and have terms substantially similar to the Preferred Stock. However, they are subordinate to all existing and future liabilities of Globalstar, and cash distributions thereon are limited to the amount of the partnership capital accounts that are maintained for such interests. The 8% RPPIs will convert to ordinary partnership interests upon any conversion of the Preferred Stock into GTL common stock. Payments due on the 8% RPPIs may be made in cash, Globalstar ordinary partnership interests or a combination of both at the option of Globalstar.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11.  ORDINARY PARTNERS' CAPITAL -- (CONTINUED)
  Stock Option Arrangements

     Officers and employees of Globalstar are eligible to participate in GTL's 1994 Stock Option Plan (the "Plan"), which provides for nonqualified and incentive stock options. The Plan is administered by a stock option committee (the "Committee"), appointed by the GTL Board of Directors. The Committee determines the option price, exercise date and the expiration date of each option (provided no option shall be exercisable after ten years from the date of grant). Proceeds received by GTL for options exercised will be used to purchase Globalstar ordinary partnership interests under a four-for-one exchange arrangement.

     Globalstar issued 4,538 and 2,590 ordinary partnership interests during 1998 and 1997, respectively, in exchange for proceeds from GTL option exercises.

     On September 14, 1995, Loral, in its capacity as managing general partner, granted certain of its officers options to purchase 560,000 shares of the GTL common stock owned by Loral at an exercise price of $5.00 per share. The exercise price was greater than the market price at grant date. These options are immediately exercisable, of which 240,000 options were exercised in 1998, and expire 12 years from date of grant.

     In October 1996 and in January 1998, Loral, in its capacity as managing general partner, granted certain of its officers options to purchase 608,000 and 20,000 shares, respectively, of GTL common stock owned by Loral at a price $6.3438 and $12.50 below market price on the grant date. These options vest over a three year period and expire 10 years from date of grant; no options were exercised or cancelled during 1998.

     Loral granted options of Loral common stock to certain officers and employees of Globalstar as follows: April 1996, 94,000 shares at $10.50 per share, of which 13,200 shares were exercised in 1998; December 1996, 5,000 shares at $18.9397 per share, which were cancelled in 1997; April 1997, 5,000 shares at $13.75 per share, of which 1,000 shares were exercised and 4,000 shares were cancelled in 1998; February 1998, 1,000 shares at $24.4375 per share and October 1998, 300 shares at $13.50 per share.

     As described in Note 2, Globalstar accounts for its stock-based compensation using the intrinsic value method in accordance with APB 25, Accounting for Stock Issued to Employees and its related interpretations. Except for $1,284,000, $1,290,000 and $317,000 of compensation expense in 1998, 1997 and 1996, respectively, related to the below market option grants issued by Loral, no compensation expense has been recognized in Globalstar's consolidated financial statements for stock-based compensation.

     SFAS 123 requires the disclosure of pro forma net income and earnings per share as if Globalstar adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Globalstar's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Globalstar's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six months following vesting; stock volatility, 30%; risk free interest rates, 4.44% to 6.55% based on date of grant in 1998 and 1997, and 6.25% in 1996; and no dividends during the expected term. Globalstar's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1998, 1997 and 1996 awards (including the stock-based awards made by Loral to its officers and directors on Globalstar's behalf) had been amortized to expense over the vesting period of the awards, the pro forma net loss applicable to ordinary partnership interests would have increased by $2,563,000 to $154,303,000 ($2.74 per ordinary partnership interest) in 1998, $2,536,000

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. ORDINARY PARTNERS' CAPITAL -- (CONTINUED) to $91,324,000 ($1.79 per ordinary partnership interest) in 1997, and $1,054,000 to $73,023,000 ($1.55 per ordinary partnership interest) in 1996.

     A summary of the status of the GTL stock option plan for the years ended December 31, 1998, 1997 and 1996 is presented below:

                                                                          WEIGHTED-
                                                                           AVERAGE
                                                                           EXERCISE
                                                               SHARES       PRICE
                                                              ---------   ----------
Outstanding at January 1, 1996..............................    441,600   $   4.1563
Granted (weighted average fair value of $4.51 per share)....    488,000      13.7250
Forfeited...................................................     (4,800)      4.1563
                                                              ---------   ----------
Outstanding at December 31, 1996............................    924,800       9.2060
Granted (weighted average fair value of $7.10 per share)....    527,800      21.9650
Forfeited...................................................    (58,800)     11.1610
Exercised...................................................    (10,360)      4.1563
                                                              ---------   ----------
Outstanding at December 31, 1997............................  1,383,440      14.0286
Granted (weighted average fair value of $5.73 per share)....    810,400      19.4155
Forfeited...................................................    (54,000)     18.5642
Exercised...................................................    (18,150)      4.1563
                                                              ---------   ----------
Outstanding at December 31, 1998............................  2,121,690   $  16.0552
                                                              =========   ==========
Options exercisable at December 31, 1998....................    291,890   $   7.8347
                                                              =========   ==========
Options exercisable at December 31, 1997....................     95,240   $   4.1563
                                                              =========   ==========

At December 31, 1996, no options were exercisable.

     The options generally expire ten years from the date of grant and become exercisable over the period stated in each option, generally ratably over a five-year period. All options granted were non-qualified stock options with an exercise price equal to fair market value at the date of grant. As of December 31, 1998, 349,800 shares of common stock were available for future grant under the Plan.

     The following table summarizes information about GTL's outstanding stock options at December 31, 1998:

                                                        OUTSTANDING                   EXERCISABLE
                                            ------------------------------------   ------------------
                                                          WEIGHTED
                                                          AVERAGE       WEIGHTED             WEIGHTED
                                                         REMAINING      AVERAGE              AVERAGE
                                                        CONTRACTUAL     EXERCISE             EXERCISE
EXERCISE PRICE RANGE                         NUMBER      LIFE-YEARS      PRICE     NUMBER     PRICE
--------------------                        ---------   ------------    --------   -------   --------
$4.16.....................................    379,490       6.70        $ 4.1563   177,890   $4.1563
$12.59 to $16.38..........................  1,080,800       8.71         13.7417   114,000   13.5747
$21.47 to $29.78..........................    661,400       8.90         26.6629
                                            ---------       ----        --------   -------   -------
                                            2,121,690       8.41        $16.0552   291,890   $7.8347
                                            =========       ====        ========   =======   =======

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  PENSIONS AND OTHER EMPLOYEE BENEFITS

  Pensions

     Prior to April 23, 1996, Globalstar employees were eligible to participate in the employee benefit plans of Old Loral. Globalstar was charged for the actual costs of these benefits which for the period March 23, 1994, through December 31, 1995, amounted to $1.0 million, including $0.2 million relating to pensions and retiree health care and life insurance benefits. In April 1996, separate pension, post-retirement health care and life insurance and employee savings plans were established by Globalstar.

     The Company maintains a pension plan and a supplemental retirement plan. These plans are defined benefit pension plans and members in certain locations may contribute to the pension plan in order to receive enhanced benefits. Eligibility for participation in these plans varies and benefits are based on members' compensation and years of service. The Company's funding policy is to fund the pension plan in accordance with the Internal Revenue Code and regulations thereon and to fund the supplemental retirement plan on an actuarial basis, including service cost and amortization amounts. Plan assets are generally invested in U.S. government and agency obligations and listed stocks and bonds.

  Other Benefits

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees and dependents. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for the Company's pension plan. These benefits are funded primarily on a pay-as-you-go basis with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  PENSIONS AND OTHER EMPLOYEE BENEFITS -- (CONTINUED)
     Effective December 31, 1998 the Company adopted SFAS 132. Prior years' disclosures have been restated. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 1998 and 1997, and a statement of the funded status as of December 31, 1998 and 1997, respectively.

                                                 PENSION BENEFITS    OTHER BENEFITS
                                                 ----------------    --------------
                                                  1998      1997     1998     1997
                                                 ------    ------    -----    -----
                                                           (IN THOUSANDS)
Reconciliation of benefit obligation
Obligation at January 1......................    $5,172    $3,893    $ 838    $ 641
Service cost.................................       415       334       66       39
Interest cost................................       419       347       61       49
Participant contributions....................        84        38       12
Actuarial (gain) loss........................       258       560      (67)     111
Benefit payments.............................                          (21)      (2)
                                                 ------    ------    -----    -----
Obligation at December 31....................     6,348     5,172      889      838
                                                 ------    ------    -----    -----
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1.......     4,808     4,156       32       30
Actual return on plan assets.................       923       614        2        2
Employer contributions.......................                            9        3
Participant contributions....................        84        38       12
Benefit payments.............................                          (21)      (3)
                                                 ------    ------    -----    -----
Fair value of plan assets at December 31.....     5,815     4,808       34       32
                                                 ------    ------    -----    -----
Funded status
Funded status at December 31.................      (533)     (364)    (855)    (806)
Unrecognized (gain) loss.....................      (171)       (7)     497      602
                                                 ------    ------    -----    -----
Net amount recognized in accrued
  liabilities................................    $ (704)   $ (371)   $(358)   $(204)
                                                 ======    ======    =====    =====

     The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 1998, 1997 and 1996, respectively (in thousands):

                                         PENSION BENEFITS         OTHER BENEFITS
                                       --------------------    --------------------
                                       1998    1997    1996    1998    1997    1996
                                       ----    ----    ----    ----    ----    ----
Service cost.......................    $415    $334    $213    $ 66    $ 39    $29
Interest cost......................     419     347     195      61      49     32
Expected return on plan assets.....    (461)   (393)   (258)     (3)     (3)    (2)
Amortization of net (gain) loss....     (40)    (40)    (27)     39      36     26
                                       ----    ----    ----    ----    ----    ---
Net periodic benefit cost..........    $333    $248    $123    $163    $121    $85
                                       ====    ====    ====    ====    ====    ===

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12.  PENSIONS AND OTHER EMPLOYEE BENEFITS -- (CONTINUED)
     The principal actuarial assumptions were:

                                                                1998    1997    1996
                                                                ----    ----    ----
Discount rate...............................................    7.00%   7.25%   7.75%
Expected return on plan assets..............................    9.50%   9.50%   9.50%
Rate of compensation increase...............................    4.25%   4.50%   4.50%

     Actuarial assumptions used a health care cost trend rate of 8.75% decreasing gradually to 5.25% by 2003. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates for 1998 would have the following effects:

                                                             1% INCREASE    1% DECREASE
                                                             -----------    -----------
Effect on total service and interest cost components of
  net periodic postretirement health care benefit cost...     $ 27,000       $ (21,000)
Effect on the health care component of the accumulated
  postretirement benefit obligation......................      136,000        (126,000)

  Employee Savings Plan

     In April 1996, Globalstar adopted an employee savings plan which provides that Globalstar match the contributions of participating employees up to a designated level. Under this plan, the matching contributions in Loral common stock, GTL common stock or cash were approximately $460,000, $350,000 and $180,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

13.  FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

     The carrying amounts of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of vendor financing approximates its carrying amount due to the lack of market quotations and the nature of such financing. The fair value of the Senior Notes is based on market quotations.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

13.  FINANCIAL INSTRUMENTS -- (CONTINUED)
     The estimated fair values of Globalstar's financial instruments are as follows (in thousands):

                                    DECEMBER 31, 1998       DECEMBER 31, 1997
                                   --------------------    --------------------
                                   CARRYING      FAIR      CARRYING      FAIR
                                    AMOUNT      VALUE       AMOUNT      VALUE
                                   --------    --------    --------    --------
Cash and cash equivalents......    $ 56,739    $ 56,739    $464,154    $464,154
Vendor financing...............     371,170     371,170     197,723     197,723
10 3/4% Senior notes...........     320,997     230,800     320,311     316,100
11 1/4% Senior notes...........     306,949     240,500     303,641     325,000
11 3/8% Senior notes...........     479,566     370,000     475,579     502,500
11 1/2% Senior notes...........     288,663     220,900

14.  RELATED PARTY TRANSACTIONS

     In addition to the transactions described in Notes 3, 5, 6, 7, 8, 9, 10, 11 and 12, Globalstar has a number of other transactions with its affiliates. Globalstar believes that the arrangements are as favorable to Globalstar as could be obtained from unaffiliated parties. The following describes these related-party transactions.

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

     A support agreement was entered into among Qualcomm, Loral and Globalstar pursuant to which Qualcomm agreed to assist Globalstar and SS/L with Globalstar's system design, support Globalstar and Loral with respect to various regulatory matters, and assist Globalstar and Loral in their marketing efforts with respect to Globalstar. For the years ended December 31, 1998, 1997 and 1996, Qualcomm has received approximately $187,000, $894,000, and $1,823,000, respectively, for costs incurred in rendering such support and assistance.

     In October 1998, Globalstar entered into agreements with AirTouch Satellite Services and TE.SA.M., two of its limited partners, for approximately $7 million under which these partners would provide support for integration and testing of the Globalstar System at certain of the partners' gateways.

     Qualcomm has agreed to grant at least one vendor a nonexclusive worldwide license to use Qualcomm's intellectual property to manufacture and sell gateways to Globalstar's service providers. The foregoing license would be granted by Qualcomm to one or more such vendors on reasonable terms and conditions, which will in any event not provide for royalty fees in excess of 7% of a gateway's sales price (not including the

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. RELATED PARTY TRANSACTIONS -- (CONTINUED) approximately $400,000 per gateway in recoupment expenses payable to Globalstar). Thus far, no other vendor has committed to manufacture gateways. Qualcomm has granted a license to manufacture Globalstar Phones to Ericsson and Telital and has also agreed to grant a similar license to at least one additional qualified manufacturer to enable it to manufacture and sell the Globalstar Phones to service providers.

     Subsidiaries of Loral have formed joint ventures with partners which have executed service provider agreements granting the joint ventures exclusive rights to provide Globalstar service to users in Brazil, Canada and Mexico as long as specified minimum levels of subscribers are met. Similar exclusive service provider agreements have been entered into with certain of Globalstar's limited partners for specific countries. These service providers will receive certain discounts from Globalstar's expected pricing schedule generally over a five-year period. Globalstar has also agreed to provide Qualcomm, under certain circumstances, with capacity on the Globalstar System for its OmniTRACS services at its most favorable rates and to grant to Qualcomm the exclusive right to utilize the Globalstar System to provide OmniTRACS-like services.

     Globalstar has entered into consulting agreements with certain limited partners. Costs incurred under these arrangements for the years ended December 31, 1998, 1997 and 1996, were approximately $309,000, $143,000, and $496,000, respectively. Globalstar anticipates that similar agreements may be entered into with other strategic partners in the future.

     Globalstar has granted to Hyundai Electronics Industries Co., Ltd. ("Hyundai") certain rights, including certain sub-contract rights with respect to its satellite constellation and the right, at Hyundai's election, to act as Globalstar's exclusive licensee authorized to manufacture and sell Globalstar Phones in South and North Korea.

     Current payable and vendor financing due to affiliates is (in thousands):

                                                          YEARS ENDED DECEMBER 31,
                                                          ------------------------
                                                             1998          1997
                                                          ----------    ----------
SS/L..................................................     $358,207      $211,843
Qualcomm..............................................      225,811        90,817
Other affiliates......................................        3,694           420
                                                           --------      --------
Total due to affiliates...............................     $587,712      $303,080
                                                           ========      ========

     Commencing on the Full Constellation Date, LQP, the general partner of LQSS, will receive a managing partner's allocation equal to 2.5% of Globalstar's revenues up to $500 million plus 3.5% of revenues in excess of $500 million. Loral and Qualcomm ultimately will receive 80% and 20%, respectively, of such distribution. Should Globalstar incur a net loss in any year following commencement of operations, the allocation for that year will be reduced by 50% and LQP will reimburse Globalstar for allocation payments, if any, received in any prior quarter of such year, sufficient to reduce its management allocation for the year to 50%. No allocations have been made to date. The Managing Partners allocation may be deferred (with interest at 4% per annum) in any quarter in which Globalstar would report negative cash flow from operations if the Managing Partners allocation were made.

15.  REGULATORY MATTERS

     Globalstar and its operations are, and will be, subject to substantial U.S. and international regulation, including required regulatory approvals in each country in which Globalstar intends to provide service. Globalstar's business may be significantly affected by regulatory activities.

                                 EXHIBIT INDEX

EXHIBIT
 NUMBER                     DESCRIPTIONS OF EXHIBIT
-------                     -----------------------
 3.1      Memorandum of Association of Globalstar Telecommunications
          Limited(1)
 3.2      Bye-Laws of Globalstar Telecommunications Limited, as
          amended, and including Schedule III annexed thereto
          regarding the 8% Series A Convertible Redeemable Preferred
          Shares due 2011*
 4.1      Indenture dated as of February 15, 1997 relating to
          Globalstar's and Globalstar Capital Corporation's 11 3/8%
          Senior Notes due 2004(2)
 4.2      Indenture dated as of June 1, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4% Senior Notes
          due 2004(3)
 4.3      Indenture dated as of October 15, 1997 relating to
          Globalstar's and Globalstar Capital Corporation's 10 3/4%
          Senior Notes due 2004(4)
 4.4      Indenture dated as of May 20, 1998 relating to Globalstar's and Globalstar Capital Corporation's 11 1/2% Senior Notes
          due 2005(5)
10.1      Amended and Restated Agreement of Limited Partnership of
          Globalstar L.P., dated as of January 26, 1999, among
          Loral/Qualcomm Satellite Services, L.P., Globalstar
          Telecommunications Limited, AirTouch Satellite Services,
          Inc., Dacom Corporation, Dacom International, Inc., Hyundai
          Corporation, Hyundai Electronics Industries Co., Ltd.,
          Loral/DASA Globalstar, L.P., Loral Space & Communications
          Ltd., San Giorgio S.p.A., Telesat Limited, TE. SA. M., and
          Vodafone Satellite Services Limited*
10.2      Subscription Agreements by and between Globalstar, L.P., and each of AirTouch Communications, Alcatel Spacecom, Loral
          General Partner, Inc., Hyundai/Dacom and Vodastar Limited(1)
10.3      Subscription Agreement by and between Globalstar, L.P. and
          Loral/Qualcomm Satellite Services, L.P.(1)
10.4      Subscription Agreement by and between Globalstar, L.P. and
          Finmeccanica S.p.A.(1)
10.5      Subscription Agreement by and between Globalstar, L.P. and
          China Telecommunications Broadcast Satellite Corporation*
10.6      Form of Service Provider Agreements by and between
          Globalstar, L.P. and each of AirTouch Satellite Services,
          Inc., Finmeccanica S.p.A., Loral Globalstar, L.P.,
          Loral/DASA Globalstar, L.P., Hyundai/Dacom, TE. SA. M., and
          Vodastar Limited(1)
10.7      Development Agreement by and between Qualcomm Incorporated and Globalstar, L.P.(1)
10.8      Contract between Globalstar, L.P. and Space Systems/Loral,
          Inc.(1)
10.9      Contract for the Development of Certain Portions of the
          Ground Operations Control Center between Globalstar and
          Loral Western Development Laboratories(1)
10.10     Contract for the Development of Satellite Orbital Operations
          Centers between Globalstar and Loral Aerosys, a division of
          Loral Aerospace Corporation(1)
10.11     1994 Stock Option Plan(6)+
10.12     Amendment to 1994 Stock Option Plan(7)+
10.13     Revolving Credit Agreement dated as of December 15, 1995, as amended on March 25, 1996, among Globalstar, certain banks parties thereto and Chemical Bank, as Administrative
          Agent(2)
10.14     Second Amendment to Revolving Credit Agreement dated July
          31, 1997 among Globalstar, certain banks parties thereto and
          The Chase Manhattan Bank, as Administrative Agent(4)
10.15     Third Amendment to Revolving Credit Agreement dated as of
          October 15, 1997 among Globalstar, certain banks parties
          thereto and The Chase Manhattan Bank, as Administrative
          Agent(4)
10.16     Fourth Amendment to Revolving Credit Agreement dated as of
          November 13, 1998 among Globalstar, certain banks parties
          thereto and The Chase Manhattan Bank, as Administrative
          Agent*

EXHIBIT
 NUMBER                     DESCRIPTIONS OF EXHIBIT
-------                     -----------------------
10.17     Exchange and Registration Rights Agreement, dated as of
          December 31, 1994, among Globalstar, L.P. and AirTouch
          Satellite Services, Inc., Finmeccanica S.p.A., Loral
          Globalstar, L.P., Loral/DASA Globalstar, L.P.,
          Hyundai/Dacom, TE. SA. M., and Vodastar Limited (1)
10.18     Amendment to the Exchange and Registration Rights Agreement,
          dated as of April 8, 1998, among Globalstar, L.P.,
          Globalstar Telecommunications Limited and Telesat Limited*
10.19     Warrant Agreement dated as of February 19, 1997 relating to
          Warrants to purchase 4,129,000 shares of Common Stock of
          Globalstar Telecommunications Limited(2)
10.20     Registration Rights Agreement dated February 19, 1997
          relating to Globalstar's 11 3/8% Senior Notes due 2004 and the Company's Warrants to purchase 4,129,000 shares of
          Common Stock issued in connection therewith(2)
10.21     Registration Rights Agreement dated June 13, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4%
          Senior Notes due 2004(3)
10.22     Registration Rights Agreement dated October 29, 1997
          relating to Globalstar's and Globalstar Capital
          Corporation's 10 3/4% Senior Notes due 2004(4)
10.23     Registration Rights Agreement dated May 20, 1998 relating to
          Globalstar's and Globalstar Capital Corporation's 11 1/2%
          Senior Notes due 2005(5)
10.24     Registration Rights Agreement dated as of July 6, 1998
          relating to 8,400,000 shares of Common Stock by and among
          Globalstar Telecommunications Limited, Loral Space &
          Communications Ltd., Quantum Partners LDC, Quasar Strategic
          Partners LDC and Quantum Industrial Partners LDC.(8)
10.25     Exchange Agreement dated as of September 28, 1998 relating to 717,600 shares of Common Stock by and between Loral Space
          & Communications Ltd., DACOM Corporation and DACOM
          International, Inc.(9)
10.26     Registration Rights Agreement dated as of January 26, 1999 relating to the Company's 8% Convertible Redeemable
          Preferred Stock*
12        Statement Regarding Computation of Ratios*
21        List of Subsidiaries of the Registrant*
23        Consent of Deloitte & Touche LLP*
27        Financial Data Schedule (EDGAR only)*

---------------

 (1) Incorporated by reference to GTL's Registration Statement on Form S-1 (No. 33-86808).

 (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1996.

 (3) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-25461).

 (4) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-41229).

 (5) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-57749).

 (6) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-6477).

 (7) Incorporated by reference to the Company's Annual Report on Form 10-K for the Year Ended December 31, 1997

 (8) Incorporated by reference to Schedule 13D filed by Loral Space & Communications Ltd. on August 3, 1998.

 (9) Incorporated by reference to Schedule 13D filed by Loral Space & Communications Ltd. on February 10, 1999.

  * Filed herewith.

  + Management compensation plan.