Form 10-Q
period 1999-03-31
GLOBALSTAR TELECOMMUNICATIONS LTD; GLOBALSTAR LP
filed 1999-05-17
CIK 933401, 1037927

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

     As of April 30, 1999, there were 82,024,171 shares of Globalstar Telecommunications Limited common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            CONDENSED BALANCE SHEETS
                       (In thousands, except share data)

                                                                 MARCH 31,     DECEMBER 31,
                                                                   1999            1998
                                                                -----------    -------------
                                                                (Unaudited)       (Note)
                                           ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests................     $ 339,858       $      --
  Dividends receivable......................................         4,667
  Ordinary partnership interests............................       552,710         568,394
  Ordinary partnership warrants.............................        12,034          12,034
                                                                 ---------       ---------
     Total assets...........................................     $ 909,269       $ 580,428
                                                                 =========       =========
                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Dividends payable.........................................     $   4,667       $      --
Commitments and contingencies (Note 4)
Shareholders' equity:
  8% Convertible redeemable preferred stock, $.01 par value,
     10,000,000 shares authorized (7,000,000 issued and
     outstanding at March 31, 1999), $350 million redemption
     value..................................................       339,858              --
  Common stock, $1.00 par value, 600,000,000 shares
     authorized (82,020,019 and 82,016,679 issued and
     outstanding at March 31, 1999 and December 31, 1998,
     respectively)..........................................        82,020          82,017
  Paid-in capital...........................................       588,813         588,802
  Warrants..................................................        12,034          12,034
  Accumulated deficit.......................................      (118,123)       (102,425)
                                                                 ---------       ---------
     Total shareholders' equity.............................       904,602         580,428
                                                                 ---------       ---------
          Total liabilities and shareholders' equity........     $ 909,269       $ 580,428
                                                                 =========       =========

---------------
Note: The December 31, 1998 balance sheet has been derived from audited financial statements at that date.

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                              THREE MONTHS ENDED
                                                                  MARCH 31,
                                                              ------------------
                                                               1999       1998
                                                              -------    -------
Equity in net loss applicable to ordinary partnership
  interests of Globalstar, L.P. ............................  $15,698    $ 7,290
Dividend income on Globalstar, L.P. redeemable preferred
  partnership interests.....................................   (4,750)    (5,300)
Interest expense on convertible preferred equivalent
  obligations...............................................       --      5,300
                                                              -------    -------
Net loss....................................................   10,948      7,290
Preferred dividends on 8% convertible redeemable preferred
  stock and accretion to redemption value...................    4,750         --
                                                              -------    -------
Net loss applicable to common shareholders..................  $15,698    $ 7,290
                                                              =======    =======
Net loss per share -- basic and diluted.....................  $  0.19    $  0.12
                                                              =======    =======
Weighted average shares outstanding -- basic and diluted....   82,019     61,282
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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                1999        1998
                                                              ---------    -------
Operating activities:
  Net loss..................................................  $ (10,948)   $(7,290)
  Equity in net loss applicable to ordinary partnership
     interests of Globalstar, L.P...........................     15,698      7,290
  Accretion to redemption value of redeemable preferred
     partnership interests..................................        (83)      (263)
  Dividends accrued on redeemable preferred partnership
     interests..............................................     (4,667)        --
  Amortization of convertible preferred equivalent
     obligation issue costs.................................         --        263
                                                              ---------    -------
Net cash provided by (used in) operating activities.........         --         --
                                                              ---------    -------
Investing activities:
  Purchase of ordinary partnership interests in Globalstar,
     L.P....................................................        (14)      (347)
  Purchase of redeemable preferred partnership interests in
     Globalstar, L.P........................................   (339,775)        --
                                                              ---------    -------
Net cash used in investing activities.......................   (339,789)      (347)
                                                              ---------    -------
Financing activities:
  Net proceeds from issuance of common stock upon exercise
     of options and warrants................................         14        347
Proceeds from issuance of 8% convertible redeemable
  preferred stock...........................................    339,775         --
                                                              ---------    -------
Net cash provided by financing activities...................    339,789        347
                                                              ---------    -------
Net increase (decrease) in cash and cash equivalents........         --         --
Cash and cash equivalents, beginning of period..............         --         --
                                                              ---------    -------
Cash and cash equivalents, end of period....................  $      --    $    --
                                                              =========    =======
Supplemental information:
  Interest paid during the period...........................  $      --    $ 5,037
                                                              =========    =======

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited ("GTL") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of GTL, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. GTL believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with GTL's audited financial statements and notes thereto included in the latest Annual Report on Form 10-K for GTL and Globalstar, L.P. ("Globalstar").

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

     At March 31, 1999, GTL held 34.8% of the outstanding ordinary partnership interests and 100% of the outstanding 8% Redeemable Preferred Partnership Interests ("8% RPPIs") (see Note 4) of Globalstar. GTL accounts for its investment in Globalstar on the equity method, recognizing its allocated share of net loss in the period incurred. GTL's allocated share of Globalstar's net loss applicable to ordinary partnership interests from the period February 22, 1995 through March 31, 1999 was $118,123,000.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Earnings Per Share

     GTL follows Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") in presenting basic and diluted earnings per share. Due to GTL's losses for the three months ended March 31, 1999 and 1998, diluted weighted average common shares outstanding excludes the weighted average effect of the assumed conversion, prior to actual conversion in April 1998, of GTL's Convertible Preferred Equivalent Obligations into 20.1 million common shares for the quarter ended March 31, 1998, the assumed conversion of GTL's 8% convertible redeemable preferred stock into 15.1 million common shares for the quarter ended March 31, 1999 and the assumed exercise of outstanding options and warrants into
6.2 million and 5.7 million common shares for the quarters ended March 31, 1999 and 1998, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are based on the net loss applicable to common shareholders' and the weighted average common shares outstanding during the three months ended March 31, 1999 and 1998.

4.  SHAREHOLDERS' EQUITY

  8% Convertible Redeemable Preferred Stock

     On January 21, 1999, GTL sold 7 million shares (face amount of $50 per share) of 8% Convertible Redeemable Preferred Stock due 2011 (the "Preferred Stock"). The Preferred Stock has an aggregate liquidation preference equal to its $350 million aggregate redemption value and a mandatory redemption date of February 15, 2011. Dividends accrue at 8% per annum and are payable quarterly. The Preferred Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share, subject to

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

adjustment for certain antidilution events. As of March 31, 1999, the Preferred Stock was convertible into 15,049,685 shares of GTL common stock. Loral Space & Communications Ltd. ("Loral") purchased 3 million shares ($150 million face amount) of the Preferred Stock issued, in order to maintain its prior percentage ownership interest in Globalstar.

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

     GTL used the net proceeds of approximately $340 million to purchase 7 million units (face amount of $50 per unit) of Globalstar's 8% RPPIs having terms substantially similar to those of the Preferred Stock.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (In thousands, except partnership interest data)

                                                               MARCH 31,     DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)       (NOTE)
                                         ASSETS
Current assets:
  Cash and cash equivalents.................................  $  200,338      $   56,739
  Insurance proceeds receivable.............................          --          28,500
  Production gateways and user terminals....................     142,879         145,509
  Other current assets......................................       5,510           5,540
                                                              ----------      ----------
          Total current assets..............................     348,727         236,288
Property and equipment, net.................................       5,213           4,958
Globalstar System under construction:
  Space segment.............................................   1,827,151       1,678,514
  Ground segment............................................     758,114         686,848
                                                              ----------      ----------
                                                               2,585,265       2,365,362
Additional spare satellites.................................       3,348              --
Deferred financing costs....................................      14,609          15,845
Other assets................................................      47,806          47,572
                                                              ----------      ----------
          Total assets......................................  $3,004,968      $2,670,025
                                                              ==========      ==========
                            LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable..........................................  $    7,460      $   14,240
  Payable to affiliates.....................................     228,840         216,542
  Vendor financing liability................................     164,788         127,180
  Accrued expenses..........................................      13,808          11,679
  Accrued interest..........................................      43,831          31,549
                                                              ----------      ----------
          Total current liabilities.........................     458,727         401,190
Deferred revenues...........................................      25,811          25,811
Vendor financing liability, net of current portion..........     225,895         243,990
Deferred interest payable...................................         467             458
11 3/8% Senior notes payable ($500,000 principal amount)....     479,608         479,566
11 1/4% Senior notes payable ($325,000 principal amount)....     307,029         306,949
10 3/4% Senior notes payable ($325,000 principal amount)....     321,039         320,997
11 1/2% Senior notes payable ($300,000 principal amount)....     288,797         288,663
Commitments and contingencies (Notes 4 and 5)
Partners' capital:
  8% redeemable preferred partnership interests (7,000,000
     outstanding at March 31, 1999), $350 million redemption
     value..................................................     339,858              --
  Ordinary partnership interests (58,180,928 and 58,180,093
     outstanding at March 31, 1999 and December 31, 1998,
     respectively)..........................................     528,757         573,421
  Warrants..................................................      28,980          28,980
                                                              ----------      ----------
          Total partners' capital...........................     897,595         602,401
                                                              ----------      ----------
          Total liabilities and partners' capital...........  $3,004,968      $2,670,025
                                                              ==========      ==========

---------------
Note: The December 31, 1998 balance sheet has been derived from audited consolidated financial statements at that date.
           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per interest data)
                                  (Unaudited)

                                                                                   CUMULATIVE
                                                          THREE MONTHS ENDED     MARCH 23, 1994
                                                              MARCH 31,         (COMMENCEMENT OF
                                                          ------------------     OPERATIONS) TO
                                                           1999       1998       MARCH 31, 1999
                                                          -------    -------    ----------------
Operating expenses:
  Development costs.....................................  $30,708    $16,490        $305,724
  Marketing, general and administrative.................   11,973      8,271         123,675
  Loss from launch failure..............................       --         --          17,315
                                                          -------    -------        --------
          Total operating expenses......................   42,681     24,761         446,714
Interest income.........................................    2,313      5,165          60,090
                                                          -------    -------        --------
Net loss................................................   40,368     19,596         386,624
Preferred distributions on redeemable preferred
  partnership interests and accretion to redemption
  value.................................................    4,750      5,300          65,472
                                                          -------    -------        --------
Net loss applicable to ordinary partnership interests...  $45,118    $24,896        $452,096
                                                          =======    =======        ========
Net loss per ordinary partnership interest -- basic and
  diluted...............................................  $  0.78    $  0.48
                                                          =======    =======
Weighted average ordinary partnership interests
  outstanding -- basic and diluted......................   58,181     52,321
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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                                         CUMULATIVE
                                                               THREE MONTHS ENDED      MARCH 23, 1994
                                                                    MARCH 31,         (COMMENCEMENT OF
                                                              ---------------------    OPERATIONS) TO
                                                                1999        1998       MARCH 31, 1999
                                                              ---------   ---------   ----------------
Operating activities:
 Net loss...................................................  $ (40,368)  $ (19,596)    $  (386,624)
 Loss from launch failure...................................         --          --          17,315
 Deferred revenues..........................................         --          --          25,811
 Stock compensation transactions............................        440         322           3,331
 Depreciation and amortization..............................        545         347           4,528
 Changes in operating assets and liabilities:
   Other current assets.....................................         30        (528)         (5,510)
   Other assets.............................................        (54)       (355)        (10,635)
   Accounts payable.........................................     (6,401)      1,327           8,454
   Payable to affiliates....................................      4,877       5,994          83,971
   Accrued expenses.........................................     (2,538)     (2,889)          9,141
                                                              ---------   ---------     -----------
Net cash used in operating activities.......................    (43,469)    (15,378)       (250,218)
                                                              ---------   ---------     -----------
Investing activities:
 Globalstar System under construction.......................   (219,903)   (213,716)     (2,793,080)
 Insurance proceeds from launch failure.....................     28,500          --         190,500
 Payable to affiliates for Globalstar System under
   construction.............................................      7,421     (31,075)        136,069
 Capitalized interest accrued...............................     13,825       6,898          75,345
 Accounts payable...........................................       (379)     12,073          (1,502)
 Vendor financing liability.................................     19,513      73,736         390,683
                                                              ---------   ---------     -----------
 Cash used for Globalstar System............................   (151,023)   (152,084)     (2,001,985)
 Production gateways and user terminals.....................      2,630         819        (142,879)
 Additional spare satellites................................     (3,348)         --          (3,348)
 Purchases of property and equipment........................       (800)       (681)         (9,726)
 Deferred FCC license costs.................................       (180)       (209)         (9,179)
 Purchases of investments...................................         --          --        (126,923)
 Maturity of investments....................................         --          --         126,923
                                                              ---------   ---------     -----------
Net cash used in investing activities.......................   (152,721)   (152,155)     (2,167,117)
                                                              ---------   ---------     -----------
Financing activities:
 Net proceeds from issuance of $500,000 11 3/8% Senior
   Notes....................................................         --          --         472,090
 Proceeds from warrants issued in connection with $500,000
   11 3/8% Senior Notes.....................................         --          --          12,210
 Net proceeds from issuance of $325,000 11 1/4% Senior
   Notes....................................................         --          --         301,850
 Net proceeds from issuance of $325,000 10 3/4% Senior
   Notes....................................................         --          --         320,197
 Net proceeds from issuance of $300,000 11 1/2% Senior
   Notes....................................................         --          --         287,552
 Deferred financing costs...................................         --          --          (2,125)
 Proceeds of capital subscriptions receivable...............         --          --         282,441
 Payment of accrued capital raising costs...................         --          --          (2,400)
 Sale of ordinary partnership interests.....................         14         347         346,556
 Sale of redeemable preferred partnership interests to
   GTL......................................................    339,775          --         639,275
 Distributions on redeemable preferred partnership
   interests................................................         --      (5,037)        (40,020)
 Prepaid interest on redeemable preferred partnership
   interests................................................         --          --              47
 Borrowings under long-term revolving credit facility.......         --          --         171,000
 Repayment of borrowings under long-term revolving credit
   facility.................................................         --          --        (171,000)
                                                              ---------   ---------     -----------
Net cash provided by financing activities...................    339,789      (4,690)      2,617,673
                                                              ---------   ---------     -----------
Net increase (decrease) in cash and cash equivalents........    143,599    (172,223)        200,338
Cash and cash equivalents, beginning of period..............     56,739     464,154              --
                                                              ---------   ---------     -----------
Cash and cash equivalents, end of period....................  $ 200,338   $ 291,931     $   200,338
                                                              =========   =========     ===========
Noncash transactions:
 Payable to affiliates......................................                            $     9,308
                                                                                        ===========
 Accrual of capital raising costs...........................                            $     2,400
                                                                                        ===========
 Deferred FCC license costs.................................                            $     2,235
                                                                                        ===========
 Warrants issued in exchange for debt guarantee.............                            $    22,601
                                                                                        ===========
 Accretion to redemption value of preferred partnership
   interests................................................  $      83   $     263     $     4,023
                                                              =========   =========     ===========
 Ordinary partnership interests distributed upon conversion
   of redeemable preferred partnership interests and related
   dividend make-whole payment..............................                            $   320,250
                                                                                        ===========
 Warrants issued to China Telecom to acquire ordinary
   partnership interests....................................                            $    31,917
                                                                                        ===========
 Dividends accrued..........................................  $   4,667                 $     4,667
                                                              =========                 ===========
Supplemental Information:
 Interest paid..............................................  $  28,613   $  28,613     $   225,533
                                                              =========   =========     ===========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared by Globalstar, L.P. ("Globalstar") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. Globalstar believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with Globalstar's audited consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K for Globalstar Telecommunications Limited ("GTL") and Globalstar.

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

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Development Stage Company

     Globalstar is devoting substantially all of its efforts to the launch, licensing, construction and testing of the Globalstar System, and establishing its business. Globalstar's planned principal operations have not commenced and, accordingly, Globalstar is a development stage company as defined in Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises."

     Globalstar may encounter problems, delays and expenses, many of which may be beyond Globalstar's control. These may include, but are not limited to, launch delays and launch failures, in-orbit failures, problems related to technical development of the system, testing, regulatory compliance, manufacturing and assembly, user terminal availability in sufficient quantities, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. There can be no assurance that substantial delays in any of the foregoing matters would not delay Globalstar's achievement of profitable operations.

  Earnings Per Ordinary Partnership Interest

     Globalstar follows Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") in presenting basic and diluted earnings per interest. Due to Globalstar's net losses for the three months ended March 31, 1999 and 1998, diluted weighted average ordinary partnership interests outstanding excludes the weighted average effect of the assumed conversion, prior to actual conversion in April 1998, of the 6 1/2% redeemable preferred partnership interests into 4.8 million ordinary partnership interests for the quarter ended March 31, 1998, the assumed conversion of the 8% redeemable preferred partnership interests into 3.8 million ordinary partnership interests for the quarter ended March 31, 1999, and the assumed issuance of ordinary partnership interests upon exercise of GTL's outstanding options and warrants into 2.5 million and 3.3 million ordinary partnership interests for the quarters ended March 31, 1999 and 1998, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted weighted

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

average ordinary partnership interests outstanding are based on net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for the three months ended March 31, 1999 and 1998.

  Reclassifications

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

4.  GLOBALSTAR SYSTEM UNDER CONSTRUCTION

     Through March 31, 1999, Globalstar incurred costs of approximately $2.9 billion for the design, development and construction of the space and ground segments. Costs incurred during 1999 were approximately $222.1 million. Qualcomm is in the process of completing its revision to cost estimates for its portion of the ground segment. Due to additional scope and cost growth and based on preliminary information, Globalstar expects the total project cost to increase by less than 3%. The Qualcomm estimate is still subject to review by Globalstar. As of March 31, 1999, and including the effect of the preliminary Qualcomm estimate, Globalstar's budgeted expenditures were $3.17 billion for the design, construction and deployment of the Globalstar System to commence commercial service and $340 million for budgeted financing costs. In addition to expenditures for operating costs and debt service, Globalstar anticipates further expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the commencement of commercial service. Substantial additional financing will be required if there are delays in the commencement of commercial service and, in any event, after the commencement of commercial service and before positive cash flow is achieved. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

     Globalstar has agreed, subject to its partners' approval, to purchase from Space Systems/Loral ("SS/L", a subsidiary of Loral) 12 additional spare satellites for which the cost and payment terms have not as yet been negotiated. It is anticipated that approximately $100 million will be expended for these spare satellites by the commencement of commercial service

     As of March 31, 1999, Globalstar has raised or received commitments for approximately $3.3 billion. Globalstar intends to raise the remaining funds required, of approximately $600 million, by the initiation of commercial service in September 1999, from a combination of sources including: high yield debt issuance (which may include an equity component), bank financing, equity issuance, financial support from the Globalstar partners, projected service provider payments, and anticipated payments for the sale of gateways and Globalstar user terminals.

5.  VENDOR FINANCING LIABILITY

     At March 31, 1999, the current portion of vendor financing liability includes $90 million of interest bearing deferred billings due to SS/L which were scheduled for repayment in 20 quarterly installments beginning on March 31, 1999. Globalstar is currently in negotiations with SS/L to defer commencement of repayment of the $90 million.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6.  ORDINARY PARTNERS' CAPITAL

  8% Redeemable Preferred Partnership Interests

     On January 21, 1999, Globalstar sold to GTL 7 million units (face amount of $50 per unit) of 8% RPPIs in Globalstar, in connection with GTL's offering of 7 million shares (face amount of $50 per share) of 8% Convertible Redeemable Preferred Stock due 2011 (the "Preferred Stock"). Dividends on the 8% RPPIs and the Preferred Stock accrue at 8% per annum and are payable quarterly. Globalstar is using the funds for the construction and deployment of the Globalstar System.

     The Preferred Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share, subject to adjustment for certain antidilution events. As of March 31, 1999, the Preferred Stock was convertible into 15,049,685 shares of GTL common stock. Loral purchased 3 million shares ($150 million face amount) of the Preferred Stock issued, in order to maintain its prior percentage ownership interest in Globalstar.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Globalstar and or GTL or their representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by Globalstar and or GTL with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of Globalstar and or GTL. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors or conditions. All forward-looking statements involve risks and uncertainties, many of which may be beyond Globalstar's and or GTL's control. These may include, but are not limited to, problems relating to technical development and deployment of the system, testing, regulatory compliance, manufacturing and assembly, user terminal availability in sufficient quantities, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. See the section of GTL's and Globalstar's most recent Annual Report on Form 10-K entitled "Certain Factors That May Affect Future Results" and GTL's registration statement on Form S-3 (File No. 333-75677), entitled "Risk Factors".

     GTL is a general partner of Globalstar and has no other business. GTL's sole asset is its investment in Globalstar and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased from $56.7 million at December 31, 1998 to $200.3 million at March 31, 1999. The net increase is primarily the result of the net proceeds from the sale of Globalstar's 8% convertible redeemable preferred partnership interests ("8% RPPIs") totaling $339.8 million, offset by net expenditures for the Globalstar System of $151.0 million and net cash used in operating activities of $43.5 million.

     Current liabilities increased from $401.2 million at December 31, 1998 to $458.7 million at March 31, 1999, primarily as a result of the reclassification of a portion of vendor financing due within one year, the timing of payments to Globalstar contractors and accrued interest on the senior notes.

     From January 1, to April 30, 1999, Globalstar had three successful launches, of four satellites each, aboard Soyuz launch vehicles from the Baikonur Cosmodrome in Kazakhstan, bringing the total number of satellites in orbit to twenty. Globalstar had previously launched its first group of four satellites on February 14, 1998 and its second group of four satellites on April 24, 1998. The first 16 Globalstar satellites have reached their final orbital positions and are currently being used to test basic system functionality, including the system's inter-satellite handoff capabilities and the latest four satellites are expected to reach their final orbital positions and will begin operations testing in May 1999. As of April 1999, in addition to the 20 satellites already in orbit, Globalstar had 8 completed satellites on hand and 24 more in final integration and test. For the remainder of 1999, Globalstar's current launch plan includes eight additional launches of four satellites each, using a mix of Delta and Soyuz rockets. According to the plan, Globalstar will deploy an operational constellation of a minimum of 32 satellites by September 1999 and a total of 52 satellites (including 4 in-orbit spares) by the end of 1999.

     Through March 31, 1999, Globalstar incurred costs of approximately $2.9 billion for the design, development and construction of the space and ground segments. Costs incurred during 1999 were approximately $222.1 million. Qualcomm is in the process of completing its revision to cost estimates for its portion of the ground segment. Due to additional scope and cost growth and based on preliminary information, Globalstar expects the total project cost to increase by less than 3%. The Qualcomm estimate is still subject to review by Globalstar. As of March 31, 1999, and including the effect of the preliminary Qualcomm estimate,

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Globalstar's budgeted expenditures were $3.17 billion for the design, construction and deployment of the Globalstar System to commence commercial service and $340 million for budgeted financing costs. In addition to expenditures for operating costs, and debt service, Globalstar anticipates further expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the commencement of commercial service. Globalstar expects to achieve positive cash flow in the third quarter of 2000. Substantial additional financing will be required if there are delays in the commencement of commercial service and, in any event, after the commencement of commercial service and before positive cash flow is achieved. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

     Globalstar has agreed, subject to its partners' approval, to purchase from Space Systems/Loral 12 additional spare satellites for which the cost and payment terms have not as yet been negotiated. It is anticipated that approximately $100 million will be expended for these spare satellites by the commencement of the commercial service in September 1999.

     On January 21, 1999, Globalstar sold to GTL 7 million units (face amount of $50 per unit) of 8% Redeemable Preferred Partnership Interests (the "8% RPPIs"), in connection with GTL's offering of 7 million shares (face amount of $50 per share) of 8% Convertible Redeemable Preferred Stock due 2011 (the "Preferred Stock"). The Preferred Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share. Loral purchased 3 million shares or $150 million face amount of the $350 million of the Preferred Stock offered, to maintain its ownership percentage. Dividends on the 8% RPPIs and the Preferred Stock accrue at 8% per annum and are payable quarterly. Globalstar is using the funds for the construction and deployment of the Globalstar System.

     As of March 31, 1999, Globalstar has raised or received commitments for approximately $3.3 billion. Globalstar intends to raise the remaining funds required, of approximately $600 million, by the initiation of commercial service in September 1999, from a combination of sources including: high yield debt issuance (which may include an equity component), bank financing, equity issuance, financial support from the Globalstar partners, projected service provider payments, and anticipated payments for the sale of gateways and Globalstar user terminals.

RESULTS OF OPERATIONS

     Globalstar is a development stage partnership and has not commenced commercial operations. For the period March 23, 1994 (commencement of operations) to March 31, 1999, Globalstar has recorded cumulative net losses applicable to ordinary partnership interests of $452.1 million. The net loss applicable to ordinary partnership interests for the three months ended March 31, 1999 increased to $45.1 million from $24.9 million for the three months ended March 31, 1998. The net loss increased primarily as a result of increased activity in the development of Globalstar user terminals, increased in-house engineering and an increase in marketing, general and administration costs. Globalstar is expending significant funds for the construction, launch, testing and deployment of the Globalstar System and expects such losses to continue through commencement of commercial operations.

     Globalstar has earned interest income of $60.1 million on cash balances and short-term investments since commencement of operations. Interest income for the three months ended March 31, 1999 decreased to $2.3 million from $5.2 million for the three months ended March 31, 1998, as result of lower average cash balances available for investment during 1999.

     Operating Expenses. Development costs for the three months ended March 31, 1999 were $30.7 million as compared to $16.5 million for the three months ended March 31, 1998. Development costs increased as a result of increased activity in the development of Globalstar user terminals and in-house engineering.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     Marketing, general and administrative expenses were $12.0 million and $8.3 million for the three months ended March 31, 1999 and 1998, respectively. The increase in marketing, general and administrative expenses is primarily the result of an increase in the number of employees and an increase in marketing costs as Globalstar gears up for commercial operations.

     Depreciation. Globalstar capitalizes all costs, including interest as applicable, associated with the design, construction and deployment of the Globalstar System, except costs associated with the development of the Globalstar user terminals and certain technologies under a cost sharing arrangement with Qualcomm. Globalstar will not record depreciation expense on the Globalstar System under construction until the commencement of commercial operations, as assets are placed into service.

     Income Taxes. Globalstar is organized as a limited partnership. As such, no income tax provision or benefit is included in the accompanying financial statements since U.S. income taxes are the responsibility of its partners. Generally, taxable income or loss, deductions and credits of Globalstar will be passed through to its partners.

TAXATION

     GTL will be subject to US federal, state and local corporate income tax on its share of Globalstar's income that is effectively connected with the conduct of a trade or business in the United States ("US income") and will be required to file federal, state and local income tax returns with respect to such US income. In addition, any portion of GTL's income from sources outside the US, realized through Globalstar or otherwise, may be subject to taxation by certain foreign countries. However, the extent to which these countries may require GTL or Globalstar to pay tax or to make payments in lieu of tax cannot be determined in advance.

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

     Globalstar has implemented a Year 2000 program (the "Year 2000 Program") for its internal products, system and equipment, as well as for key vendor supplied products, system and equipment. As part of the Year 2000 Program, Globalstar is assessing the Year 2000 capabilities of, among other things, its satellites, ground equipment, research and development activities, and facility management systems. The Year 2000 Program consists of the following phases:
Inventory of Year 2000 items, Assessment (including prioritization), Remediation (including modification, upgrading and replacement), Testing and Auditing. This five-step program is divided into five major sections covering both information and non-information technology systems: 1) business systems, 2) technical systems, 3) imbedded hardware/firmware, 4) products and services, and 5) vendor-supplied services. As of March 31, 1999, Globalstar has completed approximately 98% of the inventory phase and approximately 32% of its assessment phase. Globalstar expects to complete the first three phases, through the remediation phase, of the Year 2000 Program during the second quarter of 1999. The testing phase will be completed during the third quarter of 1999, prior to the anticipated in-service date of Globalstar. The fifth phase, the audit phase, commenced in January 1999 and is expected to continue through the third quarter of 1999 to accommodate re-audits if deemed necessary.

     Both internal and external resources are being utilized to execute Globalstar's plan. The program to address Year 2000 has been underway since July 1997. The incremental costs incurred by Globalstar through March 31, 1999, for this effort were approximately $735,000. Based on its efforts to date Globalstar anticipates additional incremental expenses of approximately $565,000 will be incurred to substantially complete the effort.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

                          PART II - OTHER INFORMATION

ITEM 2(C). CHANGES IN SECURITIES

     On January 26, 1999, GTL sold $350 million face amount of 8% Convertible Redeemable Preferred Stock due 2011 in a private offering pursuant to Rule 144A and Regulation D under the Securities Act of 1933. The initial purchasers of the Preferred Stock were Bear, Stearns & Co. Inc., Donaldson, Lufkin & Jenrette Securities Corporation, Lehman Brothers Inc., C.E. Unterberg, Towbin, CIBC Oppenheimer Corp. and ING Baring Furman Selz LLC. In addition, Loral purchased $150 million face amount of the Preferred Stock. The price to the initial purchasers and Loral was 97.25% of the face amount of the Preferred Stock.

     The Preferred Stock is convertible at the option the holder, initially at the conversion price of $23.2563 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

         The following exhibits are filed as part of this report:

       Exhibit 12 -- Statement Regarding Computation of Ratios
       Exhibit 27 -- Financial Data Schedules

     (b) Reports on Form 8-K

        DATE OF REPORT                              DESCRIPTION
        --------------                              -----------
        January 7, 1999     Item 5 -- Sale of $350 Million of Preferred Stock
        January 21, 1999    Item 5 -- Sale of $350 Million of Preferred Stock

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                           GLOBALSTAR TELECOMMUNICATIONS LIMITED

                                      ------------------------------------------
                                                      Registrant

                                                  Nicholas C. Moren

      --------------------------------------------------------------------------
                                                      Treasurer
                                            (Principal Financial Officer)
                                                         and
                                           Registrant's Authorized Officer

                                                   GLOBALSTAR, L.P.

                                      ------------------------------------------

                                                    Stephen Wright

      --------------------------------------------------------------------------
                                               Chief Financial Officer
                                            (Principal Financial Officer)
                                                         and
                                           Registrant's Authorized Officer

Date: May 14, 1999

                                 EXHIBIT INDEX

EXHIBIT NO.                               DESCRIPTION
-----------                               -----------
Exhibit 12    --  Statement Regarding Computation of Ratios
Exhibit 27    --  Financial Data Schedules