Form 10-Q
period 1999-06-30
GLOBALSTAR TELECOMMUNICATIONS LTD; GLOBALSTAR LP
filed 1999-08-16
CIK 933401, 1037927

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                ----------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     As of July 31, 1999, there were 82,031,576 shares of Globalstar Telecommunications Limited common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Part I.  FINANCIAL INFORMATION
  Globalstar Telecommunications Limited (A General Partner
     of Globalstar L.P.)....................................    2
  Globalstar, L.P. (A development stage limited
     partnership)...........................................    7
  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................   14

Part II.  OTHER INFORMATION
  Submission of Matters to a Vote of Security Holders.......   19
  Exhibits and Reports of Form 8-K..........................   19

                                     PART I

                             FINANCIAL INFORMATION

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)       (NOTE)
ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests................   $ 339,980      $      --
  Dividends receivable......................................       3,500             --
  Ordinary partnership interests............................     536,969        568,394
  Ordinary partnership warrants.............................      12,034         12,034
                                                               ---------      ---------
     Total assets...........................................   $ 892,483      $ 580,428
                                                               =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Dividends payable.........................................   $   3,500      $      --
Commitments and contingencies (Note 4 and 5)
Shareholders' equity:
  8% Convertible redeemable preferred stock, $.01 par value,
     10,000,000 shares authorized (6,999,900 issued and
     outstanding at June 30, 1999), $350 million redemption
     value..................................................     339,980             --
  Common stock, $1.00 par value, 600,000,000 shares
     authorized (82,026,576 and 82,016,679 issued and
     outstanding at June 30, 1999 and December 31, 1998,
     respectively)..........................................      82,027         82,017
Paid-in capital.............................................     588,842        588,802
Warrants....................................................      12,034         12,034
Accumulated deficit.........................................    (133,900)      (102,425)
                                                               ---------      ---------
     Total shareholders' equity.............................     888,983        580,428
                                                               ---------      ---------
     Total liabilities and shareholders' equity.............   $ 892,483      $ 580,428
                                                               =========      =========

---------------
NOTE:The December 31, 1998 balance sheet has been derived from audited financial statements at that date.

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   -------------------    --------------------
                                                    1999        1998        1999        1998
                                                   -------    --------    --------    --------
Equity in net loss applicable to ordinary
  partnership interests of Globalstar, L.P.......  $15,777    $ 13,279    $ 31,475    $ 20,569
Dividend income on Globalstar, L.P. redeemable
  preferred partnership interests................   (9,940)    (16,897)    (14,690)    (22,197)
Interest expense on convertible preferred
  equivalent obligations.........................    2,510      16,897       2,510      22,197
                                                   -------    --------    --------    --------
Net loss.........................................    8,347      13,279      19,295      20,569
Preferred dividends on 8% convertible redeemable
  preferred stock and accretion to redemption
  value..........................................    7,430          --      12,180          --
                                                   -------    --------    --------    --------
Net loss applicable to common shareholders.......  $15,777    $ 13,279    $ 31,475    $ 20,569
                                                   =======    ========    ========    ========
Net loss per share -- basic and diluted..........  $  0.19    $   0.18    $   0.38    $   0.30
                                                   =======    ========    ========    ========
Weighted average shares outstanding -- basic and
  diluted........................................   82,024      75,399      82,021      68,380
                                                   =======    ========    ========    ========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                1999         1998
                                                              ---------    --------
Operating activities:
  Net loss..................................................  $ (19,295)   $(20,569)
  Equity in net loss applicable to ordinary partnership
     interests of Globalstar, L.P...........................     31,475      20,569
  Accretion to redemption value of redeemable preferred
     partnership interests..................................       (210)       (351)
  Dividends accrued on redeemable preferred partnership
     interests..............................................     (3,500)      1,679
  Amortization of convertible preferred equivalent
     obligation issue costs.................................         --         351
  Change in operating liability:
     Interest payable.......................................         --      (1,679)
                                                              ---------    --------
       Net cash provided by (used in) operating
        activities..........................................      8,470          --
                                                              ---------    --------
Investing activities:
  Purchase of ordinary partnership interests in Globalstar,
     L.P....................................................        (45)       (947)
  Purchase of redeemable preferred partnership interests in
     Globalstar, L.P........................................   (339,775)         --
                                                              ---------    --------
       Net cash used in investing activities................   (339,820)       (947)
                                                              ---------    --------
Financing activities:
  Net proceeds from issuance of common stock upon exercise
     of options and warrants................................         45         947
  Proceeds from issuance of 8% convertible redeemable
     preferred stock........................................    339,775          --
  Payment of dividends related to preferred stock...........     (8,470)         --
                                                              ---------    --------
       Net cash provided by financing activities............    331,350         947
                                                              ---------    --------
Net increase (decrease) in cash and cash equivalents........         --          --
Cash and cash equivalents, beginning of period..............         --          --
                                                              ---------    --------
Cash and cash equivalents, end of period....................  $      --    $     --
                                                              =========    ========
Noncash Transactions:
  Conversion of redeemable preferred partnership interests
     and related dividend make-whole payment into ordinary
     partnership interests..................................  $      --    $320,250
                                                              =========    ========
  Common stock issued upon conversion of convertible
     preferred equivalent obligations and related interest
     make-whole payment.....................................  $      --    $320,250
                                                              =========    ========
  Common stock issued upon conversion of the 8% convertible
     redeemable preferred stock.............................  $       5    $     --
                                                              =========    ========
Supplemental information:
  Interest paid during the period...........................  $   2,510    $  5,038
                                                              =========    ========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited ("GTL") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of GTL, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. GTL believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with GTL's audited financial statements and notes thereto included in the latest Annual Report on Form 10-K for GTL and Globalstar, L.P. ("Globalstar").

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

     At June 30, 1999, GTL held 34.8% of the outstanding ordinary partnership interests and 100% of the outstanding 8% Redeemable Preferred Partnership Interests ("8% RPPIs") (see Note 4) of Globalstar. GTL accounts for its investment in Globalstar on the equity method, recognizing its allocated share of net losses in the period incurred. GTL's allocated share of Globalstar's net losses applicable to ordinary partnership interests from the period February 22, 1995 through June 30, 1999 was $133,900,000.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Earnings Per Share

     GTL follows Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") in presenting basic and diluted earnings per share. Due to GTL's net losses for the three and six months ended June 30, 1999 and 1998, diluted weighted average common shares outstanding excludes the weighted average effect of the assumed conversion of GTL's 8% Convertible Redeemable Preferred Stock into 15.1 million and 13.4 million common shares for the three and six months ended June 30, 1999, respectively, the assumed exercise of outstanding options and warrants into 6.7 million and 5.7 million common shares for the three months ended June 30, 1999 and 1998, respectively, and into 6.4 million and 5.7 million common shares for the six months ended June 30, 1999 and 1998, respectively, and the assumed conversion, prior to actual conversion in April 1998, of GTL's Convertible Preferred Equivalent Obligations into 6.7 million and
13.4 million common shares for the three and six months ended June 30, 1998, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share is based on the net loss applicable to common shareholders' and the weighted average common shares outstanding for the three and six months ended June 30, 1999 and 1998.

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

liquidation preference equal to its $350 million aggregate redemption value and a mandatory redemption date of February 15, 2011. Dividends accrue at 8% per annum and are payable quarterly. The Preferred Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share, subject to adjustment for certain antidilution events. As of June 30, 1999, the Preferred Stock was convertible into 15,049,470 shares of GTL common stock. Loral Space & Communications Ltd. ("Loral") purchased 3 million shares ($150 million face amount) of the Preferred Stock issued, in order to maintain its prior percentage ownership interest in Globalstar.

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

5. SUBSEQUENT EVENT

     In August 1999, Globalstar completed a $500 million credit facility with Bank of America. The credit facility is guaranteed by two subsidiaries of Loral, which will pledge certain assets to support the transaction. Loral will receive consideration for its guarantee in the form of Globalstar equity warrants.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PARTNERSHIP INTEREST DATA)

                                                               JUNE 30,      DECEMBER 31,
                                                                 1999            1998
                                                              -----------    ------------
                                                              (UNAUDITED)       (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   54,759      $   56,739
  Insurance proceeds receivable.............................          --          28,500
  Production gateways and user terminals....................     135,313         145,509
  Other current assets......................................       5,158           5,540
                                                              ----------      ----------
     Total current assets...................................     195,230         236,288
Property and equipment, net.................................       5,301           4,958
Globalstar System under construction:
  Space segment.............................................   1,929,281       1,678,514
  Ground segment............................................     851,563         686,848
                                                              ----------      ----------
                                                               2,780,844       2,365,362
Additional spare satellites.................................       3,348              --
Deferred financing costs....................................      13,372          15,845
Other assets................................................      48,100          47,572
                                                              ----------      ----------
     Total assets...........................................  $3,046,195      $2,670,025
                                                              ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable..........................................  $   13,541      $   14,240
  Payable to affiliates.....................................     307,142         216,542
  Vendor financing liability................................     163,967         127,180
  Accrued expenses..........................................      14,752          11,679
  Accrued interest..........................................      31,549          31,549
                                                              ----------      ----------
     Total current liabilities..............................     530,951         401,190
Deferred revenues...........................................      25,811          25,811
Vendor financing liability, net of current portion..........     239,430         243,990
Deferred interest payable...................................         476             458
11 3/8% Senior notes payable ($500,000 principal amount)....     479,650         479,566
11 1/4% Senior notes payable ($325,000 principal amount)....     307,110         306,949
10 3/4% Senior notes payable ($325,000 principal amount)....     321,080         320,997
11 1/2% Senior notes payable ($300,000 principal amount)....     288,931         288,663
Commitments and contingencies (Notes 4, 5 and 7)
Partners' capital:
  8% redeemable preferred partnership interests (6,999,900
     outstanding at June 30, 1999), $350 million redemption
     value..................................................     339,980              --
  Ordinary partnership interests (58,182,567 and 58,180,093
     outstanding at June 30, 1999 and December 31, 1998,
     respectively)..........................................     483,796         573,421
  Warrants..................................................      28,980          28,980
                                                              ----------      ----------
     Total partners' capital................................     852,756         602,401
                                                              ----------      ----------
     Total liabilities and partners' capital................  $3,046,195      $2,670,025
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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER INTEREST DATA)
                                  (UNAUDITED)

                                                                                                     CUMULATIVE
                                                                                                     MARCH 23,
                                                                                                        1994
                                                         THREE MONTHS ENDED    SIX MONTHS ENDED    (COMMENCEMENT
                                                              JUNE 30,             JUNE 30,        OF OPERATIONS)
                                                         -------------------   -----------------    TO JUNE 30,
                                                           1999       1998      1999      1998          1999
                                                         --------   --------   -------   -------   --------------
Operating expenses:
  Development costs....................................  $26,345    $17,169    $57,053   $33,658      $332,069
  Marketing, general and administrative................   10,820     11,111     22,793    19,382       134,495
  Loss from launch failure.............................       --         --         --        --        17,315
                                                         -------    -------    -------   -------      --------
     Total operating expenses..........................   37,165     28,280     79,846    53,040       483,879
Interest income........................................    1,762      4,656      4,075     9,820        61,852
                                                         -------    -------    -------   -------      --------
Net loss...............................................   35,403     23,624     75,771    43,220       422,027
Preferred distributions on redeemable preferred
  partnership interests and accretion to redemption
  value................................................    9,940     16,897     14,690    22,197        75,412
                                                         -------    -------    -------   -------      --------
Net loss applicable to ordinary partnership
  interests............................................  $45,343    $40,521    $90,461   $65,417      $497,439
                                                         =======    =======    =======   =======      ========
Net loss per ordinary partnership interest -- basic and
  diluted..............................................  $  0.78    $  0.71    $  1.55   $  1.20
                                                         =======    =======    =======   =======
Weighted average ordinary partnership interests
  outstanding -- basic and diluted.....................   58,182     56,705     58,181    54,525
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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                           CUMULATIVE
                                                                 SIX MONTHS ENDED        MARCH 23, 1994
                                                                     JUNE 30,           (COMMENCEMENT OF
                                                              ----------------------     OPERATIONS) TO
                                                                1999         1998        JUNE 30, 1999
                                                              ---------    ---------    ----------------
Operating activities:
 Net loss...................................................  $ (75,771)   $ (43,220)     $  (422,027)
 Loss from launch failure...................................         --           --           17,315
 Deferred revenues..........................................         --           --           25,811
 Stock compensation transactions............................        786          643            3,677
 Depreciation and amortization..............................      1,122          773            5,090
 Changes in operating assets and liabilities:
   Other current assets.....................................        382         (968)          (5,158)
   Other assets.............................................        (56)      (2,198)         (10,637)
   Accounts payable.........................................     (4,813)       2,923           10,042
   Payable to affiliates....................................     27,273       24,910          106,367
   Accrued expenses.........................................       (427)      (1,569)          11,252
                                                              ---------    ---------      -----------
     Net cash used in operating activities..................    (51,504)     (18,706)        (258,268)
                                                              ---------    ---------      -----------
Investing activities:
 Globalstar System under construction.......................   (415,482)    (381,334)      (2,988,659)
 Insurance proceeds from launch failure.....................     28,500           --          190,500
 Payable to affiliates for Globalstar System under
   construction.............................................     63,327      (38,464)         191,975
 Capitalized interest accrued...............................      3,087        9,560           64,622
 Accounts payable...........................................      4,114         (199)           2,991
 Vendor financing liability.................................     32,227      120,545          403,397
                                                              ---------    ---------      -----------
 Cash used for Globalstar System............................   (284,227)    (289,892)      (2,135,174)
 Production gateways and user terminals.....................     10,196      (40,282)        (135,313)
 Additional spare satellites................................     (3,348)          --           (3,348)
 Purchases of property and equipment........................     (1,465)      (2,330)         (10,391)
 Deferred FCC license costs.................................       (472)        (423)          (9,471)
 Purchases of investments...................................         --           --         (126,923)
 Maturity of investments....................................         --           --          126,923
                                                              ---------    ---------      -----------
     Net cash used in investing activities..................   (279,316)    (332,927)      (2,293,697)
                                                              ---------    ---------      -----------
Financing activities:
 Net proceeds from issuance of $500,000 11 3/8% Senior
   Notes....................................................         --           --          472,090
 Proceeds from warrants issued in connection with $500,000
   11 3/8% Senior Notes.....................................         --           --           12,210
 Net proceeds from issuance of $325,000 11 1/4% Senior
   Notes....................................................         --           --          301,850
 Net proceeds from issuance of $325,000 10 3/4% Senior
   Notes....................................................         --           --          320,197
 Net proceeds from issuance of $300,000 11 1/2% Senior
   Notes....................................................         --      287,552          287,552
 Deferred financing costs...................................         --           --           (2,125)
 Proceeds from capital subscriptions receivable.............         --           --          282,441
 Payment of accrued capital raising costs...................         --           --           (2,400)
 Sale of ordinary partnership interests.....................         45           --          346,587
 Sale of redeemable preferred partnership interests to
   GTL......................................................    339,775       19,697          639,275
 Distributions on redeemable preferred partnership
   interests................................................    (10,980)      (5,037)         (51,000)
 Prepaid interest on redeemable preferred partnership
   interests................................................         --           --               47
 Borrowings under long-term revolving credit facility.......         --           --          171,000
 Repayment of borrowings under long-term revolving credit
   facility.................................................         --           --         (171,000)
                                                              ---------    ---------      -----------
     Net cash provided by financing activities..............    328,840      302,212        2,606,724
                                                              ---------    ---------      -----------
Net increase (decrease) in cash and cash equivalents........     (1,980)     (49,421)          54,759
Cash and cash equivalents, beginning of period..............     56,739      464,154               --
                                                              ---------    ---------      -----------
Cash and cash equivalents, end of period....................  $  54,759    $ 414,733      $    54,759
                                                              =========    =========      ===========
Noncash transactions:
 Payable to affiliates......................................                              $     9,308
                                                                                          ===========
 Accrual of capital raising costs...........................                              $     2,400
                                                                                          ===========
 Deferred FCC license costs.................................                              $     2,235
                                                                                          ===========
 Warrants issued in exchange for debt guarantee.............                              $    22,601
                                                                                          ===========
 Accretion to redemption value of preferred partnership
   interests................................................  $     210    $     351      $     4,150
                                                              =========    =========      ===========
 Ordinary partnership interests distributed upon conversion
   of redeemable preferred partnership interests and related
   dividend make-whole payment..............................               $ 320,250      $   320,250
                                                                           =========      ===========
 Warrants issued to China Telecom to acquire ordinary
   partnership interests....................................               $  31,917      $    31,917
                                                                           =========      ===========
 Dividends accrued..........................................  $   3,500                   $     3,500
                                                              =========                   ===========
 8% redeemable preferred partnership interests converted
   into ordinary partnership interests......................  $       5                   $         5
                                                              =========                   ===========
Supplemental Information:
 Interest paid..............................................  $  81,789    $  64,732      $   278,709
                                                              =========    =========      ===========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Globalstar, L.P. ("Globalstar") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. Globalstar believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with Globalstar's audited consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K for Globalstar Telecommunications Limited ("GTL") and Globalstar.

2. ORGANIZATION AND BUSINESS

     Globalstar, founded by Loral Space & Communications Ltd. ("Loral") and QUALCOMM Incorporated ("Qualcomm"), is building and will operate a worldwide, low-earth orbit satellite-based wireless digital telecommunications system (the "Globalstar(TM) System").

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

     Globalstar may encounter problems, delays and expenses, many of which may be beyond Globalstar's control. These may include, but are not limited to, launch delays and launch failures, in-orbit failures, problems related to technical development of the system, testing, regulatory compliance, manufacturing and assembly, having user terminals available in sufficient quantities, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. There can be no assurance that substantial delays in any of the foregoing matters would not delay Globalstar's achievement of profitable operations.

  Earnings Per Ordinary Partnership Interest

     Globalstar follows Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") in presenting basic and diluted earnings per interest. Due to Globalstar's net losses for the three and six months ended June 30, 1999 and 1998, diluted weighted average ordinary partnership interests outstanding excludes the weighted average effect of the assumed conversion of the 8% Redeemable Preferred Partnership Interests ("RPPI's") into 3.8 million and 3.3 million ordinary partnership interests for the three and six months ended June 30, 1999, respectively, and the assumed issuance of ordinary partnership interests upon exercise of GTL's outstanding options and warrants into 2.6 million and 2.5 million ordinary partnership interests for the three months ended June 30, 1999 and 1998, respectively, and into 2.5 million and 2.8 million

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

ordinary partnership interests for the six months ended June 30, 1999 and 1998, respectively, and the assumed conversion, prior to the actual conversion in April 1998, of the 6 1/2% redeemable preferred partnership interests into 1.6 million and 3.2 million ordinary partnership interests for the three and six months ended June 30, 1998, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per ordinary partnership interest are based on the net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for the three and six months ended June 30, 1999 and 1998.

  Reclassifications

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

4. GLOBALSTAR SYSTEM UNDER CONSTRUCTION

     Through June 30, 1999, Globalstar incurred costs of approximately $2.9 billion for the design, development, construction and deployment of the space and ground segments, not including financing costs. Costs incurred during 1999 were approximately $379.2 million. As of June 30, 1999, Globalstar's budgeted expenditures were $3.17 billion for the design, development, construction and deployment of the Globalstar System to start service in several regions of the world beginning this fall and $340 million for budgeted financing costs. In addition to expenditures for operating costs and debt service, Globalstar anticipates further expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the start of service. Substantial additional financing will be required if there are delays in the start of service and, in any event, after the start of service and before positive cash flow is achieved. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

     Globalstar has agreed to purchase from Space Systems/Loral ("SS/L", a subsidiary of Loral) eight additional spare satellites for which the cost and payment terms have not as yet been negotiated. It is anticipated that approximately $100 million will be expended for these spare satellites by the start of service.

     As of June 30, 1999, Globalstar has raised or received commitments for approximately $3.8 billion (See Note 7). Globalstar intends to raise the remaining funds required, of approximately $100 million, by the start of service in the fall of 1999, from financial support from the Globalstar partners.

5. VENDOR FINANCING LIABILITY

     At June 30, 1999, the current portion of vendor financing liability includes $90 million of interest bearing deferred billings due to SS/L which were scheduled for repayment in 20 quarterly installments beginning on March 31, 1999. Globalstar is in negotiations with SS/L to defer commencement of repayment of the $90 million.

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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Preferred Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share, subject to adjustment for certain antidilution events. As of June 30, 1999, the Preferred Stock was convertible into 15,049,470 shares of GTL common stock. Loral purchased 3 million shares ($150 million face amount) of the Preferred Stock issued, in order to maintain its prior percentage ownership interest in Globalstar.

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

7. SUBSEQUENT EVENT

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks for the build-out of the Globalstar system. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a $100 million three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B"). The Term Loan facilities are subject to an amortization payment schedule as follows: the Term Loan A facility requires payments of 10% of the principal amount on each of January 15, 2001, March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001, 15% of
the principal amount on each of March 31, 2002 and June 30, 2002 and a final payment of 20% of the principal amount on August 15, 2002; the Term Loan B facility requires payments of 1% of the principal amount on each of January 15, 2001 and June 30, 2001, a payment of 15% of the principal amount on June 30, 2002, a payment of 25% of the principal amount on March 31, 2003 and a final payment of 58% of the principal amount on August 15, 2003. All amounts outstanding under the Revolver are due and payable on August 15, 2002. Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate ("LIBOR") for periods of one to six months. Globalstar pays a commitment fee on the unused portion of the facilities. The credit agreement contains customary financial covenants that commence March 31, 2001, including, minimum revenue thresholds, maintenance of consolidated net worth, interest coverage ratios and maximum leverage ratios. In addition, the credit agreement contains customary limitations on indebtedness, liens, contingent obligations, fundamental changes, asset sales, dividends, investments, optional payments and modification of subordinated and other debt instruments and transactions with affiliates.

     The credit facility is guaranteed by Loral SatCom Ltd. and Loral Satellite, Inc., wholly owned subsidiaries of Loral. The guarantee is secured by the pledge of certain assets of Loral and its subsidiaries, including the Telstar 6 and Telstar 7 satellites and the stock of the guarantors. The guarantee agreement contains customary financial covenants of the guarantors, including maintenance of a minimum collateral

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

coverage ratio and maintenance of a combined minimum net worth and combined EBITDA. In addition, the guarantee agreement contains customary limitations on indebtedness, liens, fundamental changes, asset sales, dividends (except that the guarantors may pay dividends to their parents provided that combined aggregate cash on hand at the guarantors is at least equal to $50 million and the guarantors hold an intercompany note due from Loral for at least $100 million), investments, capital expenditures, creating liens other than those created pursuant to the guarantee and transactions with affiliates.

     In consideration for the guarantee, Loral and certain Loral subsidiaries received warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests (equivalent to approximately 13,800,000 shares of common stock of GTL) at an exercise price of $91.00 per partnership interest (equivalent to $22.75 per share of GTL common stock, the average of the high and low trading prices of GTL common stock on August 5, 1999, the closing date of the credit facility). The warrants vest in stages (provided that the guarantee is then in effect): 50% on February 5, 2000, 25% on August 5, 2000 and the remaining 25% on August 5, 2001. The warrants are immediately exercisable after vesting and have a seven-year term. Globalstar may call the warrants after August 5, 2001 if the market price of GTL common stock exceeds $45.50 for a certain period. After giving effect to the issuance of the warrants, Loral's interest in Globalstar on a fully-diluted basis increased from 42% to 45%.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in this Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this Form 10-Q, are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Globalstar and or GTL or their representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by Globalstar and or GTL with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of Globalstar and or GTL. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors or conditions. All forward-looking statements involve risks and uncertainties, many of which may be beyond Globalstar's and or GTL's control. These may include, but are not limited to, launch delays and launch failures, in-orbit failures, problems relating to technical development and deployment of the system, testing, regulatory compliance, manufacturing and assembly, having user terminals available in sufficient quantities, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. See the section of GTL's and Globalstar's most recent Annual Report on Form 10-K entitled "Certain Factors That May Affect Future Results" and GTL's registration statements on Form S-3 (File Nos. 333-75677 and 333-83239), entitled "Risk Factors".

     GTL is a general partner of Globalstar and has no other business. GTL's sole asset is its investment in Globalstar and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. Therefore, matters discussed in this section address the financial condition and results of operations of Globalstar.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents decreased from $56.7 million at December 31, 1998 to $54.8 million at June 30, 1999. The net decrease is primarily the result of the net expenditures for the Globalstar System of $284.2 million, net cash used in operating activities of $51.5 million and distributions on redeemable preferred partnership interests of $11.0 million, mostly offset by the net proceeds from the sale of Globalstar's 8% redeemable preferred partnership interests ("8% RPPIs") totaling $339.8 million.

     Current liabilities increased from $401.2 million at December 31, 1998 to $531.0 million at June 30, 1999, primarily as a result of the reclassification of a portion of vendor financing due within one year and the timing of payments to Globalstar contractors.

     The Company plans to begin a regional roll-out of service in the fall of 1999 with a minimum of eight gateways in operation. By the end of 1999, Globalstar expects to have a total of at least 14 gateways in operation. All of the 38 gateways on order have been manufactured and are ready for installation.

     From January 1, to July 31, 1999, Globalstar had six successful launches, of four satellites each, aboard a combination of Soyuz and Delta launch vehicles, bringing the total number of satellites in orbit to 32. Globalstar had previously launched its first two groups of four satellites each in 1998. The first 26 Globalstar satellites have reached their final orbital positions and are currently being used to test basic system functionality, including the system's inter-satellite handoff capabilities. The latest four satellites are expected to reach their final orbital positions and will begin operations testing in August 1999 and two satellites are intentionally drifting and are expected to reach their final orbital positions in August and October of 1999. As of July 1999, in addition to the 32 satellites already in orbit, Globalstar had eight completed satellites on hand and 12 more in final integration and test. For the remainder of 1999, Globalstar's current launch plan includes five additional launches of four satellites each, using a mix of Delta and Soyuz rockets. According to the plan, Globalstar will deploy a minimum of 32 satellites by the fall of 1999 and a total of 52 satellites (including four in-orbit spares) by the end of 1999.

     Through June 30, 1999, Globalstar incurred costs of approximately $2.9 billion for the design, development, construction and deployment of the space and ground segments, not including financing costs. Costs incurred during 1999 were approximately $379.2 million. As of June 30, 1999, Globalstar's budgeted expenditures were $3.17 billion for the design, development, construction and deployment of the Globalstar System to start service and $340 million for budgeted financing costs. In addition to expenditures for operating costs, and debt service, Globalstar anticipates further expenditures on system software for the improvement of system functionality and the addition of new features beyond those planned for the start of service. Globalstar expects to achieve positive cash flow in the third quarter of 2000. Substantial additional financing will be required if there are delays in the start of service and, in any event, after the start of service and before positive cash flow is achieved. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

     Globalstar has agreed to purchase from Space Systems/Loral eight additional spare satellites for which the cost and payment terms have not as yet been negotiated. It is anticipated that approximately $100 million will be expended for these spare satellites by the start of service in the fall of 1999.

     On January 21, 1999, Globalstar sold to GTL 7 million units (face amount of $50 per unit) of 8% RPPIs, in connection with GTL's offering of 7 million shares (face amount of $50 per share) of 8% Convertible Redeemable Preferred Stock due 2011 (the "Preferred Stock"). The Preferred Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share. Loral Space & Communication Ltd. ("Loral") purchased 3 million shares or $150 million face amount of the $350 million of the Preferred Stock offered, to maintain its ownership percentage. Dividends on the 8% RPPIs and the Preferred Stock accrue at 8% per annum and are payable quarterly. Globalstar is using the funds for the construction and deployment of the Globalstar System.

     As of June 30, 1999, Globalstar has raised or received commitments for approximately $3.8 billion. Globalstar intends to raise the remaining funds required, of approximately $100 million, by the start of service in the fall of 1999, from financial support from the Globalstar partners.

     In July 1999, Globalstar and GTL filed a shelf registration statement with the SEC covering up to $500 million of securities. Under the registration statement, Globalstar may, from time to time, offer debt securities, which may be either senior or subordinated or secured or unsecured and GTL may, from time to time, offer shares of common stock, preferred stock or warrants, all at prices and on terms to be determined at the time of the offering. Proceeds from any offering would be used for general corporate purposes, which may include refinancing of outstanding indebtedness.

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks for the build-out of the Globalstar system. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a $100 million three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B"). The Term Loan facilities are subject to an amortization payment schedule as follows: the Term Loan A facility requires payments of 10% of the principal amount on each of January 15, 2001, March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001, 15% of
the principal amount on each of March 31, 2002 and June 30, 2002 and a final payment of 20% of the principal amount on August 15, 2002; the Term Loan B facility requires payments of 1% of the principal amount on each of January 15, 2001 and June 30, 2001, a payment of 15% of the principal amount on June 30, 2002, a payment of 25% of the principal amount on March 31, 2003 and a final payment of 58% of the principal amount on August 15, 2003. All amounts outstanding under the Revolver are due and payable on August 15, 2002. Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate ("LIBOR") for periods of one to six months. Globalstar pays a commitment fee on the unused portion of the facilities. The credit agreement contains customary financial covenants that commence March 31, 2001, including, minimum revenue thresholds, maintenance of consolidated net worth, interest coverage ratios and maximum leverage ratios. In addition, the credit agreement contains customary limitations on indebtedness, liens, contingent obligations, fundamental changes, asset sales, dividends, investments, optional payments and modification of subordinated and other debt instruments and transactions with affiliates.

     The credit facility is guaranteed by Loral SatCom Ltd. and Loral Satellite, Inc., wholly owned subsidiaries of Loral. The guarantee is secured by the pledge of certain assets of Loral and its subsidiaries, including the Telstar 6 and Telstar 7 satellites and the stock of the guarantors. The guarantee agreement contains customary financial covenants of the guarantors, including maintenance of a minimum collateral coverage ratio and maintenance of a combined minimum net worth and combined EBITDA. In addition, the guarantee agreement contains customary limitations on indebtedness, liens, fundamental changes, asset sales, dividends (except that the guarantors may pay dividends to their parents provided that combined aggregate cash on hand at the guarantors is at least equal to $50 million and the guarantors hold an intercompany note due from Loral for at least $100 million), investments, capital expenditures, creating liens other than those created pursuant to the guarantee and transactions with affiliates.

     In consideration for the guarantee, Loral and certain Loral subsidiaries received warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests (equivalent to approximately 13,800,000 shares of common stock of GTL) at an exercise price of $91.00 per partnership interest (equivalent to $22.75 per share of GTL common stock, the average of the high and low trading prices of GTL common stock on August 5, 1999, the closing date of the credit facility). The warrants vest in stages (provided that the guarantee is then in effect): 50% on February 5, 2000, 25% on August 5, 2000 and the remaining 25% on August 5, 2001. The warrants are immediately exercisable after vesting and have a seven-year term. Globalstar may call the warrants after August 5, 2001 if the market price of GTL common stock exceeds $45.50 for a certain period. After giving effect to the issuance of the warrants, Loral's interest in Globalstar on a fully-diluted basis increased from 42% to 45%.

RESULTS OF OPERATIONS

     Globalstar is a development stage partnership and has not commenced commercial operations. For the period March 23, 1994 (commencement of operations) to June 30, 1999, Globalstar has recorded cumulative net losses applicable to ordinary partnership interests of $497.4 million. The net loss applicable to ordinary partnership interests for the six months ended June 30, 1999 increased to $90.5 million from $65.4 million for the six months ended June 30, 1998. The net loss applicable to ordinary partnership interests for the three months ended June 30, 1999 increased to $45.3 million from $40.5 million for the three months ended June 30, 1998. The net loss for both periods increased primarily as a result of increased activity in the development of Globalstar user terminals, increased in-house engineering and an increase in marketing, general and administrative costs. Globalstar is expending significant funds for the development, construction, launch, testing and deployment of the Globalstar System and expects such losses to continue through the start of service.

     Globalstar has earned interest income of $61.9 million on cash balances and short-term investments since commencement of operations. Interest income was $4.1 million and $9.8 million for the six months ended June 30, 1999 and 1998, respectively and $1.8 million and $4.7 million for the three months ended June 30, 1999 and 1998, respectively. The decrease in interest income during both periods was a result of lower average cash balances available for investment during 1999.

     Operating Expenses. Development costs for the six months ended June 30, 1999 were $57.1 million as compared to $33.7 million for the six months ended June 30, 1998. Development costs for the three months ended June 30, 1999 were $26.3 million as compared to $17.2 million for the three months ended June 30, 1998. Development costs increased as a result of increased activity in the development of Globalstar user terminals and in-house engineering.

     Marketing, general and administrative expenses increased to $22.8 million for the six months ended June 30, 1999, from $19.4 million for the six months ended June 30, 1998, due to increased headcount and operating costs. Marketing, general and administrative expenses decreased to $10.8 million from $11.1 million for the three months ended June 30, 1999 and 1998, respectively.

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

     Globalstar has implemented a Year 2000 program (the "Year 2000 Program") for its internal products, system and equipment, as well as for key vendor supplied products, systems and equipment. As part of the Year 2000 Program, Globalstar is assessing the Year 2000 capabilities of, among other things, its satellites, ground equipment, research and development activities, and facility management systems. The Year 2000 Program consists of the following phases:
Inventory of Year 2000 items, Assessment (including prioritization), Remediation (including modification, upgrading and replacement), Testing and Auditing. This five-step program is divided into five major sections covering both information and non-information technology systems: 1) business systems, 2) technical systems, 3) imbedded hardware/firmware, 4) products and services, and 5) vendor-supplied services. As of June 30, 1999, Globalstar has completed approximately 98% of the Inventory Phase and 70% of the Assessment Phase. Globalstar expects to complete the first four phases, through the Testing Phase, of the Year 2000 Program during the third quarter of 1999, prior to the anticipated in-service date of Globalstar. The fifth phase, the Audit Phase, commenced in January 1999 and is expected to continue through the third quarter of 1999 to accommodate re-audits if deemed necessary.

     Both internal and external resources are being utilized to execute Globalstar's plan. The program to address Year 2000 has been underway since July 1997. The incremental costs incurred by Globalstar through June 30, 1999 for this effort were approximately $950,000. Based on its efforts to date Globalstar anticipates additional incremental expenses of approximately $390,000 will be incurred to substantially complete the effort.

     As an added safeguard against the possibility that a Year 2000 related issue will adversely affect the Company's ability to continue operations, contingency plans are being developed under the assumption that worst case scenarios are encountered in critical areas. Emphasis is being placed upon the action to be taken if there is discontinuance of services and/or lack of delivery of compliant products from third party suppliers, including utilities which provide power, water, fuel and telecommunications. Baseline contingency plans are expected to be completed prior to the end of the third quarter of 1999. The Company believes that adequate time will be available to ensure alternatives can be developed, assessed and implemented prior to a Year 2000 issue having a material negative impact on the operations of the Company. However, there can be no assurances that such plans, if required, will be completed on a timely basis.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Globalstar has not yet determined the impact that the adoption of SFAS 133 will have on its earnings or financial position. Globalstar is required to adopt SFAS 133 on January 1, 2001.

                                    PART II

                               OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 18, 1999, at GTL's Annual Meeting of Stockholders, the following proposals were acted on:

          (1) In an uncontested election, the following individuals were elected to the Board of Directors of GTL. The votes were as follows:

                                                           FOR        WITHHELD
                                                        ----------    --------
Bernard L. Schwartz...................................  57,626,390    186,687
Gregory J. Clark......................................  57,638,657    174,420
Michael P. DeBlasio...................................  57,643,400    169,677
Douglas G. Dwyre......................................  57,640,014    173,063
Sir Ronald Grierson...................................  57,620,290    192,787
Robert B. Hodes.......................................  57,626,090    186,987
E. John Peett.........................................  57,641,456    171,621
Michael B. Targoff....................................  57,640,010    173,067
A. Robert Towbin......................................  57,640,090    172,987

          (2) The proposal to increase the number of authorized preference shares, $1.00 par value, of Globalstar Telecommunications Limited (the "Preferred Stock") from 10,000,000 to 20,000,000 was ratified. The votes were as follows:

For.........................................................  33,461,385
Against.....................................................   3,822,447
Broker non-votes............................................  20,403,796
Abstentions.................................................     125,449

          (3) The proposal to amend the Company's 1994 Stock Option Plan to increase the number of common shares, $1.00 par value, of the Company (the "Common Stock") available for issuance from 2,500,000 to 5,000,000 was ratified. The votes were as follows:

For.........................................................  54,364,221
Against.....................................................   3,297,051
Abstentions.................................................     151,805

          (4) The proposal to the appointment of Deloitte & Touche LLP as independent auditors for the year ending December 31, 1999 was ratified. The votes were as follows:

For.........................................................  57,584,622
Against.....................................................     140,093
Abstentions.................................................      88,362

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

     Exhibit 12 -- Statement Regarding Computation of Ratios
     Exhibit 27 -- Financial Data Schedules
     Exhibit 99.1 -- Financial Statements for Loral Qualcomm Satellite Services,
                     L.P.
     Exhibit 99.2 -- Financial Statements for Globalstar Capital Corporation

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                          GLOBALSTAR TELECOMMUNICATIONS LIMITED
                                                        Registrant

                                                /s/ RICHARD J. TOWNSEND

                                          --------------------------------------
                                                   Richard J. Townsend
                                            Vice President and Chief Financial
                                                         Officer
                                              (Principal Financial Officer)
                                           and Registrant's Authorized Officer

                                                     GLOBALSTAR, L.P.

                                                  /s/ STEPHEN WRIGHT

                                          --------------------------------------
                                                      Stephen Wright
                                                 Chief Financial Officer
                                              (Principal Financial Officer)
                                           and Registrant's Authorized Officer

Date: August 13, 1999

                                 EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
Exhibit 12    --   Statement Regarding Computation of Ratios
Exhibit 27    --   Financial Data Schedules
Exhibit 99.1  --   Financial Statements for Loral Qualcomm Satellite Services,
                   L.P.
Exhibit 99.2  --   Financial Statements for Globalstar Capital Corporation