Form 10-Q
period 1999-09-30
GLOBALSTAR TELECOMMUNICATIONS LTD; GLOBALSTAR LP
filed 1999-11-15
CIK 933401, 1037927

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                     IRS IDENTIFICATION NUMBER: 13-3759024

     The registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and have been subject to such filing requirements for the past 90 days.

     As of October 31, 1999, there were 82,202,122 shares of Globalstar Telecommunications Limited common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
          Globalstar Telecommunications Limited (A General Partner of
            Globalstar L.P.)..........................................    2
          Globalstar, L.P. (A Development Stage Limited
            Partnership)..............................................    7
          Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   14

Part II.  OTHER INFORMATION
          Exhibits and Reports of Form 8-K............................   19

                                     PART I

                             FINANCIAL INFORMATION

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)        (NOTE)
ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests................    $ 340,109       $      --
  Dividends receivable......................................        3,500              --
  Ordinary partnership interests............................      523,467         568,394
  Ordinary partnership warrants.............................       11,568          12,034
                                                                ---------       ---------
     Total assets...........................................    $ 878,644       $ 580,428
                                                                =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Dividends payable.........................................    $   3,500       $      --
Commitments and contingencies (Note 4)
Shareholders' equity:
  8% Convertible redeemable preferred stock, $.01 par value,
     10,000,000 shares authorized (6,999,900 issued and
     outstanding at September 30, 1999), $350 million
     redemption value.......................................      340,109              --
  Common stock, $1.00 par value, 600,000,000 shares
     authorized (82,196,315 and 82,016,679 issued and
     outstanding at September 30, 1999 and December 31,
     1998, respectively)....................................       82,196          82,017
Paid-in capital.............................................      591,940         588,802
Warrants....................................................       11,568          12,034
Accumulated deficit.........................................     (150,669)       (102,425)
                                                                ---------       ---------
     Total shareholders' equity.............................      875,144         580,428
                                                                ---------       ---------
     Total liabilities and shareholders' equity.............    $ 878,644       $ 580,428
                                                                =========       =========

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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED     NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                    ------------------    --------------------
                                                     1999       1998        1999        1998
                                                    -------    -------    --------    --------
Equity in net loss applicable to ordinary
partnership interests of Globalstar, L.P..........  $16,769    $14,555    $ 48,244    $ 35,124
Dividend income on Globalstar, L.P. redeemable
  preferred partnership interests.................   (7,129)        --     (21,819)    (22,197)
Interest expense on convertible preferred
  equivalent obligations..........................       --         --       2,510      22,197
                                                    -------    -------    --------    --------
Net loss..........................................    9,640     14,555      28,935      35,124
Preferred dividends on 8% convertible redeemable
  preferred stock and accretion to redemption
  value...........................................    7,129         --      19,309          --
                                                    -------    -------    --------    --------
Net loss applicable to common shareholders........  $16,769    $14,555    $ 48,244    $ 35,124
                                                    =======    =======    ========    ========
Net loss per share -- basic and diluted...........  $  0.20    $  0.18    $   0.59    $   0.48
                                                    =======    =======    ========    ========
Weighted average shares outstanding -- basic
  and diluted.....................................   82,062     82,008      82,035      72,973
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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------
                                                                1999           1998
                                                              ---------    -------------
Operating activities:
Net loss....................................................  $ (28,935)     $(35,124)
  Equity in net loss applicable to ordinary partnership
     interests of Globalstar, L.P...........................     48,244        35,124
  Accretion to redemption value of redeemable preferred
     partnership interests..................................       (339)         (351)
  Dividends accrued on redeemable preferred partnership
     interests..............................................     (3,500)        1,679
  Amortization of convertible preferred equivalent
     obligation issue costs.................................         --           351
  Change in operating liability:
     Interest payable.......................................         --        (1,679)
                                                              ---------      --------
       Net cash provided by operating activities............     15,470            --
                                                              ---------      --------
Investing activities:
  Purchase of ordinary partnership interests in Globalstar,
     L.P....................................................     (2,846)       (1,093)
  Purchase of redeemable preferred partnership interests in
     Globalstar, L.P........................................   (339,775)           --
                                                              ---------      --------
       Net cash used in investing activities................   (342,621)       (1,093)
                                                              ---------      --------
Financing activities:
  Net proceeds from issuance of common stock upon exercise
     of options and warrants................................      2,846         1,093
  Proceeds from issuance of 8% convertible redeemable
     preferred stock........................................    339,775            --
  Payment of dividends related to preferred stock...........    (15,470)           --
                                                              ---------      --------
       Net cash provided by financing activities............    327,151         1,093
                                                              ---------      --------
Net increase (decrease) in cash and cash equivalents........         --            --
Cash and cash equivalents, beginning of period..............         --            --
                                                              ---------      --------
Cash and cash equivalents, end of period....................  $      --      $     --
                                                              =========      ========
Non-cash transactions:
  Conversion of redeemable preferred partnership interests
     and related dividend make-whole payment into ordinary
     partnership interests..................................  $       5      $320,250
                                                              =========      ========
  Common stock issued upon conversion of convertible
     preferred equivalent obligations and related interest
     make-whole payment.....................................  $      --      $320,250
                                                              =========      ========
  Common stock issued upon conversion of the 8% convertible
     redeemable preferred stock.............................  $       5      $     --
                                                              =========      ========
Supplemental information:
  Interest paid during the period...........................  $   2,510      $  5,038
                                                              =========      ========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited ("GTL") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of GTL, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. GTL believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with GTL's audited financial statements and notes thereto included in the latest Annual Report on Form 10-K for GTL and Globalstar, L.P. ("Globalstar").

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

     At September 30, 1999, GTL held 34.8% of the outstanding ordinary partnership interests and 100% of the outstanding 8% Redeemable Preferred Partnership Interests ("8% RPPIs") (see Note 4) of Globalstar. GTL accounts for its investment in Globalstar on the equity method, recognizing its allocated share of net losses in the period incurred. GTL's allocated share of Globalstar's net losses applicable to ordinary partnership interests from the period February 22, 1995 through September 30, 1999 was $150,669,000.

     GTL's equity securities and convertible securities are represented by equivalent Globalstar partnership interests on an approximate four-for-one basis.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Earnings Per Share

     GTL follows Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") in presenting basic and diluted earnings per share. Due to GTL's net losses for the three and nine months ended September 30, 1999 and 1998, diluted weighted average common shares outstanding excludes the weighted average effect of the assumed conversion of GTL's 8% Convertible Redeemable Preferred Stock into 15.0 million and 13.9 million common shares for the three and nine months ended September 30, 1999, respectively, the assumed exercise of outstanding options and warrants into 7.9 million and 5.7 million common shares for the three months ended September 30, 1999 and 1998, respectively, and into
6.9 million and 5.7 million common shares for the nine months ended September 30, 1999 and 1998, respectively, and the assumed conversion, prior to actual conversion in April 1998, of GTL's Convertible Preferred Equivalent Obligations into 8.9 million common shares for the nine months ended September 30, 1998, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share is based on the net loss applicable to common shareholders' and the weighted average common shares outstanding for the three and nine months ended September 30, 1999 and 1998.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

4. SHAREHOLDERS' EQUITY

  8% Convertible Redeemable Preferred Stock

     On January 21, 1999, GTL sold 7 million shares (face amount of $50 per share) of 8% Convertible Redeemable Preferred Stock due 2011 (the "Preferred Stock"). The Preferred Stock has an aggregate liquidation preference equal to its $350 million aggregate redemption value and a mandatory redemption date of February 15, 2011. Dividends accrue at 8% per annum and are payable quarterly. The Preferred Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share, subject to adjustment for certain antidilution events. As of September 30, 1999, the Preferred Stock was convertible into 15,049,470 shares of GTL common stock. Loral Space & Communications Ltd. ("Loral") purchased 3 million shares ($150 million face amount) of the Preferred Stock issued, in order to maintain its prior percentage ownership interest in Globalstar.

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

5. CREDIT FACILITY

     In August 1999, Globalstar completed a $500 million credit facility with Bank of America. The credit facility is guaranteed by two subsidiaries of Loral, which pledged certain assets to support the transaction. Loral received consideration for its guarantee in the form of warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests (equivalent to approximately 13,800,000 shares of common stock of GTL).

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT PARTNERSHIP INTEREST DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1999             1998
                                                              -------------    ------------
                                                               (UNAUDITED)        (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  171,343       $   56,739
  Insurance proceeds receivable.............................           --           28,500
  Production gateways and user terminals....................      126,733          145,509
  Other current assets......................................        4,323            5,540
                                                               ----------       ----------
     Total current assets...................................      302,399          236,288
Property and equipment, net.................................        5,411            4,958
Globalstar System under construction:
  Space segment.............................................    2,072,705        1,678,514
  Ground segment............................................      954,769          686,848
                                                               ----------       ----------
                                                                3,027,474        2,365,362
Additional spare satellites.................................       22,488               --
Deferred financing costs....................................      163,935           15,845
Other assets................................................       48,404           47,572
                                                               ----------       ----------
     Total assets...........................................   $3,570,111       $2,670,025
                                                               ==========       ==========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable..........................................   $    8,243       $   14,240
  Payable to affiliates.....................................      405,511          216,542
  Vendor financing liability................................      170,343          127,180
  Accrued expenses..........................................       17,753           11,679
  Accrued interest..........................................       45,509           31,549
                                                               ----------       ----------
     Total current liabilities..............................      647,359          401,190
Deferred revenues...........................................       25,811           25,811
Vendor financing liability, net of current portion..........      250,034          243,990
Deferred interest payable...................................          582              458
Term Loan B notes payable ($300,000 principal amount).......      300,000               --
11 3/8% Senior notes payable ($500,000 principal amount)....      479,692          479,566
11 1/4% Senior notes payable ($325,000 principal amount)....      307,190          306,949
10 3/4% Senior notes payable ($325,000 principal amount)....      321,122          320,997
11 1/2% Senior notes payable ($300,000 principal amount)....      289,066          288,663
Commitments and contingencies (Notes 4, 6 and 8)
Partners' capital:
  8% redeemable preferred partnership interests (6,999,900
     outstanding at September 30, 1999), $350 million
     redemption value.......................................      340,109               --
  Ordinary partnership interests (58,225,002 and 58,180,093
     outstanding at September 30, 1999 and December 31,
     1998, respectively)....................................      439,532          573,421
  Warrants..................................................      169,614           28,980
                                                               ----------       ----------
     Total partners' capital................................      949,255          602,401
                                                               ----------       ----------
     Total liabilities and partners' capital................   $3,570,111       $2,670,025
                                                               ==========       ==========

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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER INTEREST DATA)
                                  (UNAUDITED)

                                                                                    CUMULATIVE
                                  THREE MONTHS ENDED     NINE MONTHS ENDED        MARCH 23, 1994
                                    SEPTEMBER 30,          SEPTEMBER 30,         (COMMENCEMENT OF
                                  ------------------    --------------------      OPERATIONS) TO
                                   1999       1998        1999        1998      SEPTEMBER 30, 1999
                                  -------    -------    --------    --------    ------------------
Operating expenses:
Development costs...............  $21,803    $18,285    $ 78,856    $ 51,943         $353,872
  Marketing, general and
     administrative.............   20,067     10,817      42,860      30,199          154,562
  Loss from launch failure......       --     17,315          --      17,315           17,315
                                  -------    -------    --------    --------         --------
     Total operating expenses...   41,870     46,417     121,716      99,457          525,749
Interest income.................      833      4,462       4,908      14,282           62,685
                                  -------    -------    --------    --------         --------
Net loss........................   41,037     41,955     116,808      85,175          463,064
Preferred distributions on
  redeemable preferred
  partnership interests and
  accretion to redemption
  value.........................    7,129         --      21,819      22,197           82,541
                                  -------    -------    --------    --------         --------
Net loss applicable to ordinary
  partnership interests.........  $48,166    $41,955    $138,627    $107,372         $545,605
                                  =======    =======    ========    ========         ========
Net loss per ordinary
  partnership interest -- basic
  and diluted...................  $  0.83    $  0.72    $   2.38    $   1.93
                                  =======    =======    ========    ========
Weighted average ordinary
  partnership interests
  outstanding -- basic and
  diluted.......................   58,191     58,178      58,185      55,697
                                  =======    =======    ========    ========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                            CUMULATIVE
                                                                NINE MONTHS ENDED         MARCH 23, 1994
                                                                  SEPTEMBER 30,          (COMMENCEMENT OF
                                                              ----------------------      OPERATIONS) TO
                                                                1999         1998       SEPTEMBER 30, 1999
                                                              ---------    ---------    ------------------
Operating activities:
 Net loss...................................................  $(116,808)   $ (85,175)      $  (463,064)
 Loss from launch failure...................................         --       17,315            17,315
 Deferred revenues..........................................         --       (2,941)           25,811
 Stock compensation transactions............................      1,280          964             4,171
 Depreciation and amortization..............................      1,704        1,243             5,672
 Changes in operating assets and liabilities
   Other current assets.....................................      1,217       (1,199)           (4,323)
   Other assets.............................................        (35)      (2,205)          (10,616)
   Accounts payable.........................................     (6,753)       9,840             5,168
   Payable to affiliates....................................     51,366       31,733           131,077
   Accrued expenses.........................................      2,574          315            14,253
                                                              ---------    ---------       -----------
     Net cash used in operating activities..................    (65,455)     (30,110)         (274,536)
                                                              ---------    ---------       -----------
Investing activities:
 Globalstar System under construction.......................   (662,112)    (528,030)       (3,235,289)
 Insurance proceeds from launch failure.....................     28,500           --           190,500
 Payable to affiliates for Globalstar System under
   construction.............................................    115,115      (58,576)          242,638
 Capitalized interest accrued...............................     21,557       26,767            83,092
 Accounts payable and other transactions....................        897         (516)            3,216
 Vendor financing liability.................................     49,207      137,601           420,377
                                                              ---------    ---------       -----------
 Cash used for Globalstar System............................   (446,836)    (422,754)       (2,295,466)
 Production gateways and user terminals.....................     18,776      (73,731)         (126,733)
 Additional spare satellites................................    (22,488)          --           (22,488)
 Payables to affiliates for additional spare satellites.....     22,488           --            22,488
 Purchases of property and equipment........................     (2,157)      (2,994)          (11,083)
 Deferred FCC license costs.................................       (797)        (627)           (9,796)
 Purchases of investments...................................         --           --          (126,923)
 Maturity of investments....................................         --           --           126,923
                                                              ---------    ---------       -----------
     Net cash used in investing activities..................   (431,014)    (500,106)       (2,443,078)
                                                              ---------    ---------       -----------
Financing activities:
 Net proceeds from issuance of $500,000 11 3/8% Senior
   Notes....................................................         --           --           472,090
 Proceeds from warrants issued in connection with $500,000
   11 3/8% Senior Notes.....................................         --           --            12,210
 Net proceeds from issuance of $325,000 11 1/4% Senior
   Notes....................................................         --           --           301,850
 Net proceeds from issuance of $325,000 10 3/4% Senior
   Notes....................................................         --           --           320,197
 Net proceeds from issuance of $300,000 11 1/2% Senior
   Notes....................................................         --      287,552           287,552
 Proceeds from issuance of $300,000 Term Loan B.............    300,000           --           291,298
 Deferred financing costs...................................    (13,568)          --            (6,991)
 Proceeds from capital subscriptions receivable.............         --           --           282,441
 Payment of accrued capital raising costs...................         --           --            (2,400)
 Sale of ordinary partnership interests.....................      2,846       19,843           349,388
 Sale of redeemable preferred partnership interests to
   GTL......................................................    339,775           --           639,275
 Distributions on redeemable preferred partnership
   interests................................................    (17,980)      (5,037)          (58,000)
 Prepaid interest on redeemable preferred partnership
   interests................................................         --           --                47
 Borrowings under long-term revolving credit facility.......     75,000           --           246,000
 Repayment of borrowings under long-term revolving credit
   facility.................................................    (75,000)          --          (246,000)
                                                              ---------    ---------       -----------
     Net cash provided by financing activities..............    611,073      302,358         2,888,957
                                                              ---------    ---------       -----------
Net increase (decrease) in cash and cash equivalents........    114,604     (227,858)          171,343
Cash and cash equivalents, beginning of period..............     56,739      464,154                --
                                                              ---------    ---------       -----------
Cash and cash equivalents, end of period....................  $ 171,343    $ 236,296       $   171,343
                                                              =========    =========       ===========
Noncash transactions:
 Payable to affiliates......................................                               $     9,308
                                                                                           ===========
 Accrual of capital raising costs...........................                               $     2,400
                                                                                           ===========
 Deferred FCC license costs.................................                               $     2,235
                                                                                           ===========
 Warrants issued in exchange for debt guarantee.............  $ 141,000                    $   163,601
                                                              =========                    ===========
 Accretion to redemption value of preferred partnership
   interests................................................  $     339    $     351       $     4,279
                                                              =========    =========       ===========
 Ordinary partnership interests distributed upon conversion
   of redeemable preferred partnership interests and related
   dividend make-whole payment..............................  $       5    $ 320,250       $   320,255
                                                              =========    =========       ===========
 Warrants issued to China Telecom to acquire ordinary
   partnership interests....................................               $  31,917       $    31,917
                                                                           =========       ===========
 Dividends accrued..........................................  $   3,500                    $     3,500
                                                              =========                    ===========
Supplemental Information:
 Interest paid..............................................  $ 113,502    $  93,348       $   310,422
                                                              =========    =========       ===========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Globalstar, L.P. ("Globalstar") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. Globalstar believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with Globalstar's audited consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K for Globalstar Telecommunications Limited ("GTL") and Globalstar.

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

     On October 11, 1999, the Company announced a phased roll-out of service in regions of the world covered by its first nine gateways. By the end of 1999, Globalstar expects to have a total of nine gateways in operation. All of the 38 gateways on order have been manufactured and are ready for installation.

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

  Earnings Per Ordinary Partnership Interest

     Globalstar follows Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") in presenting basic and diluted earnings per partnership interest. Due to Globalstar's net losses for the three and nine months ended September 30, 1999 and 1998, diluted weighted average ordinary partnership interests outstanding excludes the weighted average effect of the assumed conversion of the 8%

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Redeemable Preferred Partnership Interests ("RPPI's") into 3.8 million and 3.5 million ordinary partnership interests for the three and nine months ended September 30, 1999, and the assumed issuance of ordinary partnership interests upon exercise of GTL's outstanding options and warrants into 5.2 million and 2.4 million ordinary partnership interests for the three months ended September 30, 1999 and 1998, respectively, and into 3.4 million and 2.8 million ordinary partnership interests for the nine months ended September 30, 1999 and 1998, respectively, and the assumed conversion, prior to the actual conversion in April 1998, of the 6 1/2% redeemable preferred partnership interests into 2.1 million ordinary partnership interests for the nine months ended September 30, 1998, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per ordinary partnership interest are based on the net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for the three and nine months ended September 30, 1999 and 1998.

  Reclassifications

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

4. GLOBALSTAR SYSTEM UNDER CONSTRUCTION

     During 1999, Globalstar incurred $509 million for the design, construction and deployment of the space and ground segments ("System Cost"), $153 million for capitalized interest (including $26 million of non-cash interest), and $139 million of pre-operating losses. Through September 30, 1999, Globalstar incurred costs of $2.59 billion for the System Cost, $438 million for capitalized interest (including $82 million of non-cash interest) and $546 million of pre-operating losses. Globalstar's estimated costs through December 31, 1999, are $2.66 billion for the System Cost, $490 million for capitalized interest (including $100 million of non-cash interest) and $677 million of pre-operating losses. In addition, further expenditures on system software for the improvement of system functionality beyond those planned for the start of service, for an additional eight spare satellites (for which the cost and payment terms have not been finalized with Space Systems/Loral, Inc., a subsidiary of Loral) and financing that Globalstar is providing to the service providers for the purchase of gateways, fixed access terminals and handsets, are estimated to be $493 million, of which $149 million has been incurred as of September 30, 1999 and $220 million is expected to be incurred as of December 31, 1999. However, Globalstar expects to receive $231 million from the service providers, as repayment of financing provided to them for the purchase of gateways, fixed access terminals and handsets. Net funds raised or committed through September 30, 1999 total $4.2 billion, including $500 million of vendor financing from Qualcomm (of which the last $100 million will be drawn during 2000), for which the terms of $400 million are still being finalized. In consideration for the additional vendor financing, Qualcomm is expected to receive warrants to purchase Globalstar partnership interests similar to that received by Loral (see
Note 8). Of the total net funds raised or committed through September 30, 1999, $250 million must be repaid as early as June 30, 2000, unless it is extended or refinanced. Additional financing will be required if service revenues are insufficient to cover cash interest and operating costs estimated to be approximately $125 million per quarter. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. PAYABLES TO AFFILIATES

     Payables to affiliates is comprised of the following (in thousands):

                                             SEPTEMBER 30, 1999    DECEMBER 31, 1998
                                             ------------------    -----------------
Qualcomm...................................       $301,275             $120,606
SS/L.......................................         96,292               92,242
Other affiliates...........................          7,944                3,694
                                                  --------             --------
                                                  $405,511             $216,542
                                                  ========             ========

6. VENDOR FINANCING LIABILITY

     At September 30, 1999, the long term portion of vendor financing liability includes $90 million of interest bearing deferred billings due to SS/L which were scheduled for repayment in 20 quarterly installments beginning on March 31, 1999. Globalstar is in negotiations with SS/L to continue to defer commencement of repayment of the $90 million (see Note 4).

7. ORDINARY PARTNERS' CAPITAL

  8% Redeemable Preferred Partnership Interests

     On January 21, 1999, Globalstar sold to GTL seven million units (face amount of $50 per unit) of 8% RPPIs in Globalstar, in connection with GTL's offering of 7 million shares (face amount of $50 per share) of 8% Convertible Redeemable Preferred Stock due 2011 (the "Preferred Stock"). Dividends on the 8% RPPIs and the Preferred Stock accrue at 8% per annum and are payable quarterly. Globalstar is using the funds for the construction and deployment of the Globalstar System.

     The Preferred Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share, subject to adjustment for certain antidilution events. As of September 30, 1999, the Preferred Stock was convertible into 15,049,470 shares of GTL common stock. Loral purchased 3 million shares ($150 million face amount) of the Preferred Stock issued, in order to maintain its prior percentage ownership interest in Globalstar.

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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     GTL's equity securities and convertible securities are represented by equivalent Globalstar partnership interests on an approximate four-for-one basis.

8. CREDIT FACILITY

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks for the build-out of the Globalstar System. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a $100 million three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B"). The Term Loan facilities are subject to an amortization payment schedule as follows: the Term Loan A facility requires payments of 10% of the principal amount on each of January 15, 2001, March 31, 2001, June 30, 2001, September 30, 2001 and December 31, 2001, 15% of
the principal amount on each of March 31, 2002 and June 30, 2002 and a final payment of 20% of the principal amount on August 15, 2002; the Term Loan B facility requires payments of 1% of the principal amount on each of January 15, 2001 and June 30, 2001, a payment of 15% of the principal amount on June 30, 2002, a payment of 25% of the principal amount on March 31, 2003 and a final payment of 58% of the principal amount on August 15, 2003. All amounts outstanding under the Revolver are due and payable on August 15, 2002. Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate ("LIBOR") for periods of one to six months. Globalstar pays a commitment fee on the unused portion of the facilities. The credit agreement contains customary financial covenants that commence March 31, 2001, including, minimum revenue thresholds, maintenance of consolidated net worth, interest coverage ratios and maximum leverage ratios. In addition, the credit agreement contains customary limitations on indebtedness, liens, contingent obligations, fundamental changes, asset sales, dividends, investments, optional payments and modification of subordinated and other debt instruments and transactions with affiliates. As of September 30, 1999, Globalstar had drawn down the $300 million Term Loan B. On November 12, 1999, Globalstar drew down the $100 million Term Loan A.

     The credit facility is guaranteed by Loral SatCom Ltd. and Loral Satellite, Inc., wholly owned subsidiaries of Loral. The guarantee is secured by the pledge of certain assets of Loral and its subsidiaries, including the stock of the guarantors and the Telstar 6 and Telstar 7 satellites. In consideration for the guarantee, Loral and certain Loral subsidiaries received warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests (equivalent to approximately 13.8 million shares of common stock of GTL) at an exercise price of $91.00 per partnership interest (equivalent to $22.75 per share of GTL common stock, the average of the high and low trading prices of GTL common stock on August 5, 1999, the closing date of the credit facility). The warrants vest in stages (provided that the guarantee is then in effect): 50% on February 5, 2000, 25% on August 5, 2000 and the remaining 25% on August 5, 2001. The warrants are immediately exercisable after vesting and have a seven-year term. Globalstar may call the warrants after August 5, 2001 if the market price of GTL common stock exceeds $45.50 for a certain period. After giving effect to the issuance of the warrants, Loral's interest in Globalstar on a fully-diluted basis increased from 42% to 45%.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Results of Operations and Financial Condition of the Company are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, the Company or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of the Company. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond Globalstar's and/or GTL's control. Some of these factors and conditions include:
(i) the harshness of the space environment in which Globalstar's satellites operate; (ii) governmental or regulatory changes; (iii) access to scarce launch vehicle resources and risk of launch failures; (iv) as a development-stage company Globalstar may continue to lose money, have negative cash flow, require additional money and suffer delays in meeting its targets; (v) severe competition in our industry; and (vi) Globalstar owes significant amounts of money. For a detailed discussion of these factors and conditions, please refer to the periodic reports that Globalstar and GTL file with the SEC. In addition, Globalstar and GTL operate in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond Globalstar's and/or GTL's control.

     GTL is a general partner of Globalstar and has no other business. GTL's sole asset is its investment in Globalstar and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. Therefore, matters discussed in this section address the financial condition and results of operations of Globalstar.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents increased from $56.7 million at December 31, 1998 to $171.3 million at September 30, 1999. The net increase is primarily the result of the net proceeds from the sale of Globalstar's 8% redeemable preferred partnership interests ("8% RPPIs") totaling $339.8 million, the proceeds from the August 5, 1999 credit agreement in the amount of $300.0 million, and proceeds from the sale of production gateways and user terminals of $18.8 million mostly offset by the net expenditures for the Globalstar System of $446.8 million, net cash used in operating activities of $65.5 million, distributions on redeemable preferred partnership interests of $18.0 million and payment of debt offering costs of $13.6 million.

     Current liabilities increased from $401.2 million at December 31, 1998 to $647.4 million at September 30, 1999, primarily as a result of the reclassification of a portion of vendor financing due within one year and the timing of payments to Globalstar affiliates.

     On October 11, 1999, the Company announced a phased roll-out of service in regions of the world covered by its first nine gateways. By the end of 1999, Globalstar expects to have a total of nine gateways in operation. All of the 38 gateways on order have been manufactured and are ready for installation.

     From January 1, to October 31, 1999, Globalstar had nine successful launches, of four satellites each, aboard a combination of Soyuz and Delta launch vehicles, bringing the total number of satellites in orbit to 44. Globalstar had previously launched its first two groups of four satellites each in 1998. The first 40 Globalstar satellites have reached their final orbital positions and are currently being used to test system functionality and to support Service Provider friendly user trials in preparation for the start of service. Four of the launched satellites are expected to reach their final orbital positions in December of 1999. As of October 31, 1999, in addition to the 44 satellites already in orbit, Globalstar had four completed satellites on hand and four more in final integration and test. Globalstar's current launch plan includes two launches of four satellites each, using a

Soyuz and a Delta rocket. According to the plan, Globalstar will launch a total of 52 satellites (including four in-orbit spares) by January 2000.

     During 1999, Globalstar incurred $509 million for the design, construction and deployment of the space and ground segments ("System Cost"), $153 million for capitalized interest (including $26 million of non-cash interest), and $139 million of pre-operating losses. Through September 30, 1999, Globalstar incurred costs of $2.59 billion for the System Cost, $438 million for capitalized interest (including $82 million of non-cash interest) and $546 million of pre-operating losses. Globalstar's estimated costs through December 31, 1999, are $2.66 billion for the System Cost, $490 million for capitalized interest (including $100 million of non-cash interest) and $677 million of pre-operating losses. In addition, further expenditures on system software for the improvement of system functionality beyond those planned for the start of service, for an additional eight spare satellites (for which the cost and payment terms have not been finalized with Space Systems/Loral, Inc., a subsidiary of Loral) and financing that Globalstar is providing to the service providers for the purchase of gateways, fixed access terminals and handsets, are estimated to be $493 million, of which $149 million has been incurred as of September 30, 1999 and $220 million is expected to be incurred as of December 31, 1999. However, Globalstar expects to receive $231 million from the service providers, as repayment of financing provided to them for the purchase of gateways, fixed access terminals and handsets. Net funds raised or committed through September 30, 1999 total $4.2 billion, including $500 million of vendor financing from Qualcomm (of which the last $100 million will be drawn during 2000), for which the terms of $400 million are still being finalized. In consideration for the additional vendor financing, Qualcomm is expected to receive warrants to purchase Globalstar partnership interests similar to that received by Loral (see below). Of the total net funds raised or committed through September 30, 1999, $250 million must be repaid as early as June 30, 2000, unless it is extended or refinanced. Additional financing will be required if service revenues are insufficient to cover cash interest and operating costs estimated to be approximately $125 million per quarter. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds will be available on favorable terms or on a timely basis, if at all.

     On January 21, 1999, Globalstar sold to GTL seven million units (face amount of $50 per unit) of 8% RPPIs, in connection with GTL's offering of 7 million shares (face amount of $50 per share) of 8% Convertible Redeemable Preferred Stock due 2011 (the "Preferred Stock"). The Preferred Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share. Loral Space & Communication Ltd. ("Loral") purchased 3 million shares or $150 million face amount of the $350 million of the Preferred Stock offered, to maintain its ownership percentage. Dividends on the 8% RPPIs and the Preferred Stock accrue at 8% per annum and are payable quarterly. Globalstar is using the funds for the development, construction and deployment of the Globalstar System.

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

Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate ("LIBOR") for periods of one to six months. Globalstar pays a commitment fee on the unused portion of the facilities. The credit agreement contains customary financial covenants that commence March 31, 2001, including, minimum revenue thresholds, maintenance of consolidated net worth, interest coverage ratios and maximum leverage ratios. In addition, the credit agreement contains customary limitations on indebtedness, liens, contingent obligations, fundamental changes, asset sales, dividends, investments, optional payments and modification of subordinated and other debt instruments and transactions with affiliates. As of September 30, 1999, Globalstar had drawn down the $300 million Term Loan B. On November 12, 1999, Globalstar drew down the $100 million Term Loan A.

     The credit facility is guaranteed by Loral SatCom Ltd. and Loral Satellite, Inc., wholly owned subsidiaries of Loral. The guarantee is secured by the pledge of certain assets of Loral and its subsidiaries, including the stock of the guarantors and the Telstar 6 and Telstar 7 satellites. In consideration for the guarantee, Loral and certain Loral subsidiaries received warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests (equivalent to approximately 13,800,000 shares of common stock of GTL) at an exercise price of $91.00 per partnership interest (equivalent to $22.75 per share of GTL common stock, the average of the high and low trading prices of GTL common stock on August 5, 1999, the closing date of the credit facility). The warrants vest in stages (provided that the guarantee is then in effect): 50% on February 5, 2000, 25% on August 5, 2000 and the remaining 25% on August 5, 2001. The warrants are immediately exercisable after vesting and have a seven-year term. Globalstar may call the warrants after August 5, 2001 if the market price of GTL common stock exceeds $45.50 for a certain period. After giving effect to the issuance of the warrants, Loral's interest in Globalstar on a fully-diluted basis increased from 42% to 45%.

RESULTS OF OPERATIONS

     Globalstar is a development stage partnership and has not commenced commercial operations. For the period March 23, 1994 (commencement of operations) to September 30, 1999, Globalstar has recorded cumulative net losses applicable to ordinary partnership interests of $545.6 million. The net loss applicable to ordinary partnership interests for the nine months ended September 30, 1999 increased to $138.6 million from $107.4 million for the nine months ended September 30, 1998. The net loss applicable to ordinary partnership interests for the three months ended September 30, 1999 increased to $48.2 million from $42.0 million for the three months ended September 30, 1998. The net loss for both periods increased primarily as a result of increased activity in the development of Globalstar user terminals, increased in-house engineering and an increase in marketing, general and administrative costs. The increases for the three and nine months in 1999 would have been higher, if not for the loss on launch failure of $17.3 million in 1998. Globalstar is expending significant funds for the development, construction, launch, testing and deployment of the Globalstar System and expects such losses to continue through the start of service.

     Globalstar has earned interest income of $62.7 million on cash balances and short-term investments since commencement of operations. Interest income was $4.9 million and $14.3 million for the nine months ended September 30, 1999 and 1998, respectively and $0.8 million and $4.5 million for the three months ended September 30, 1999 and 1998, respectively. The decrease in interest income during both periods was a result of lower average cash balances available for investment during 1999.

     Operating Expenses. Development costs for the nine months ended September 30, 1999 were $78.9 million as compared to $51.9 million for the nine months ended September 30, 1998. Development costs for the three months ended September 30, 1999 were $21.8 million as compared to $18.3 million for the three months ended September 30, 1998. Development costs increased as a result of increased activity in the development of Globalstar user terminals and in-house engineering.

     Marketing, general and administrative expenses increased to $42.9 million from $30.2 million for the nine months ended September 30, 1999 and 1998, respectively and to $20.1 from $10.8 million for the three months ended September 30, 1999 and 1998, respectively. Marketing, general and administrative expenses increased primarily as a result of increased marketing costs in anticipation of the start of service.

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

     Globalstar has implemented a Year 2000 program (the "Year 2000 Program") for its internal products, system and equipment, as well as for key vendor supplied products, systems and equipment. As part of the Year 2000 Program, Globalstar is assessing the Year 2000 capabilities of, among other things, its satellites, ground equipment, research and development activities, and facility management systems. The Year 2000 Program consists of the following phases:
Inventory of Year 2000 items, Assessment (including prioritization), Remediation (including modification, upgrading and replacement), Testing and Auditing. This five-step program is divided into five major sections covering both information and non-information technology systems: 1) business systems, 2) technical systems, 3) imbedded hardware/firmware, 4) products and services, and 5) vendor-supplied services. As of September 30, 1999, Globalstar has completed 99% of the Inventory Phase and 96% of the Assessment Phase. Globalstar expects to complete all phases of its Year 2000 Program during the fourth quarter of 1999, prior to the anticipated in-service date of Globalstar.

     Both internal and external resources are being utilized to execute Globalstar's plan. The program to address Year 2000 has been underway since July 1997. The incremental costs incurred by Globalstar through September 30, 1999 for this effort were approximately $1.2 million. Based on its efforts to date, Globalstar anticipates additional incremental expenses of approximately $140,000 will be incurred to substantially complete the effort.

     As an added safeguard against the possibility that a Year 2000 related issue will adversely affect the Company's ability to continue operations, contingency plans are being developed under the assumption that worst case scenarios are encountered in critical areas. Emphasis is being placed upon the action to be taken if there is discontinuance of services and/or lack of delivery of compliant products from third party suppliers, including utilities which provide power, water, fuel and telecommunications. Baseline contingency plans are expected to be completed during the fourth quarter of 1999. The Company believes that adequate time will be available to ensure that its contingency plans are developed, assessed and implemented prior to a Year 2000 issue having a material negative impact on the operations of the Company. However, there can be no assurances that such plans will be completed on a timely basis.

     The cost of the program and the dates on which Globalstar believes it will substantially complete Year 2000 modifications are based on management's best estimates. Such estimates were derived using software surveys and programs to evaluate calendar date exposures and numerous assumptions of future events, including the continued availability of certain resources, third-party Year 2000 readiness and other factors. Because none of these estimates can be guaranteed, actual results could differ materially and adversely from those anticipated. Specific factors that might cause an adjustment of costs are: number of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability to validate supplier certification, the ability of vendors to meet specific commitments and similar uncertainties.

     Globalstar's failure to remediate a material Year 2000 problem could result in an interruption or failure of certain basic business operations. These failures could materially and adversely effect Globalstar's results of operations, liquidity and financial condition. Ongoing assessments are made by Globalstar regarding the Year 2000 readiness of its key third-party suppliers. Information requests are distributed to such suppliers and replies are evaluated. When the risk is deemed material, on-site visits to suppliers are conducted to verify the adequacy of the information received. In addition, Globalstar has commenced discussions with its service providers to determine the status of their Year 2000 capabilities. However, due to the general uncertainty of the Year 2000 problem, including uncertainty with regard to third-party suppliers and service providers, especially those in developing countries, Globalstar is unable to determine at this time whether the consequences of Year 2000 failures will have an adverse material impact on Globalstar's results of operations, liquidity or financial condition. There can be no assurance that the Company's Year 2000 Program will be successful in avoiding any interruption or failure of certain basic business operations, which may have a material adverse effect on the Company's results of operations or financial position.

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

ITEM 5.  OTHER EVENTS

     On October 28, 1999, the Company announced that Dr. Gregory J. Clark would leave his position as Vice Chairman effective December 1, 1999.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

        Exhibit 12  -- Statement Regarding Computation of Ratios

        Exhibit 27  -- Financial Data Schedules

        Exhibit 99.1 -- Financial Statements for Loral Qualcomm Satellite Services, L.P.

        Exhibit 99.2 -- Financial Statements for Globalstar Capital Corporation

     (b) Reports on Form 8-K

        DATE OF REPORT                              DESCRIPTION
        --------------                              -----------
        August 5, 1999 Item 5 -- Other Events       Globalstar Credit Agreement

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

                                          GLOBALSTAR, L.P.

                                          /s/ STEPHEN WRIGHT
                                          --------------------------------------
                                          Stephen Wright
                                          Vice President and Chief Financial
                                          Officer
                                          (Principal Financial Officer)
                                          and Registrant's Authorized Officer

Date: November 12, 1999

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