Form 10-K405
period 1999-12-31
GLOBALSTAR TELECOMMUNICATIONS LTD; GLOBALSTAR LP
filed 2000-03-30
CIK 933401, 1037927

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                              NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                ON WHICH REGISTERED
-------------------------------------------  ------------------------
GLOBALSTAR TELECOMMUNICATIONS LIMITED        NASDAQ NATIONAL MARKET
  COMMON STOCK, $1.00 PAR VALUE

     The registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and have been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of March 15, 2000, there were 96,900,599 shares of Globalstar Telecommunications Limited common stock outstanding, and the aggregate market value of such shares (based on the closing price on the Nasdaq National Market) held by non-affiliates of Globalstar Telecommunications Limited was approximately $1.4 billion.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of Globalstar Telecommunications Limited's 2000 definitive proxy statement (to be filed no later than 120 days after the end of the registrants' fiscal years) are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

OVERVIEW

     On November 23, 1994, Globalstar Telecommunications Limited ("GTL" or "the Company") was incorporated as an exempted company under the Companies Act 1981 of Bermuda. On February 14, 1995, GTL completed an initial public offering of 40,000,000 shares of common stock. Effective February 22, 1995, GTL purchased 10,000,000 ordinary partnership interests from Globalstar, L.P. ("Globalstar"), a development stage limited partnership. At December 31, 1999, GTL owned approximately 36.6% of Globalstar's outstanding ordinary partnership interests and 100% of the outstanding 8% convertible redeemable preferred partnership interests ("8% RPPIs") and 100% of the outstanding 9% convertible redeemable preferred partnership interests ("9% RPPIs") of Globalstar, and its sole business is acting as a general partner in Globalstar.

     Globalstar was founded by Loral Space & Communications Ltd. ("Loral"), a Bermuda company, and QUALCOMM Incorporated ("Qualcomm"). Globalstar is a Delaware limited partnership whose managing general partner is Loral/QUALCOMM Satellite Services, L.P. ("LQSS"); the general partner of LQSS is Loral/QUALCOMM Partnership, L.P. ("LQP"), a Delaware limited partnership, the partners of which are subsidiaries of Loral and Qualcomm. The managing general partner of LQP is Loral General Partner, Inc., a subsidiary of Loral. As of December 31, 1999, Loral owned approximately 41% of Globalstar.

     Globalstar has selected strategic partners whose marketing, operating and technical expertise will enhance Globalstar's capabilities. These partners are playing key roles in the construction, operation and marketing of the Globalstar system. Globalstar's founding partners are Loral and Qualcomm, the leading supplier of code division multiple access, also known as CDMA, digital telecommunications technology. Globalstar's other strategic partners are:

TELECOMMUNICATIONS                          TELECOMMUNICATIONS EQUIPMENT AND
SERVICE PROVIDERS                           AEROSPACE SYSTEMS MANUFACTURERS
------------------                          --------------------------------
- Vodafone AirTouch                         - Alcatel
- China Telecom (Hong Kong) Group Ltd.      - Alenia Spazio S.p.A
- Dacom Corporation                         - DaimlerChrysler Aerospace A.G.
- Elsacom                                   - Hyundai Electronics Industries Co.
- TE.SA.M                                   Ltd.
                                            - Space Systems/Loral, Inc.
                                            - QUALCOMM Incorporated

     Under Globalstar's agreements with its service providers, these partners are the exclusive providers of Globalstar service within their assigned territory and will retain their exclusivity as long as they meet minimum performance goals. Under these agreements, Globalstar acts as a wholesaler of capacity on its space segment to its service providers. Globalstar has assigned the largest service territories to its founding strategic partners, including France Telecom, Vodafone AirTouch, ChinaSat, Elsacom and Dacom.

RECENT DEVELOPMENTS

     In the first quarter of 2000, Globalstar service providers commenced commercial service and as of February 29, 2000, there were 14 gateways available for service covering 78 countries, and Globalstar began its transition from a development stage entity to an operating limited partnership.

     In February 2000, GTL sold 8,050,000 shares of common stock in a public offering. The purchase price was $35 per share, yielding net proceeds of approximately $268.5 million to the Company. GTL used the proceeds to purchase 1,987,654 ordinary partnership interests in Globalstar. Globalstar plans to use the proceeds for general corporate purposes, including the acceleration of Globalstar's roll-out through increased support of service provider marketing activities and the funding of promotional discounts; the development of new features; or potential repayment of debt.

     On February 8, 2000, Globalstar successfully launched four satellites aboard a Delta 2 rocket, bringing the total number of satellites in orbit to 52. This launch completes Globalstar's launch campaign, with a constellation of 48 satellites and four in-orbit spares.

                                BUSINESS SEGMENT

     Globalstar operates in one industry segment, global mobile telephone service.

                                    BUSINESS

OVERVIEW

     Globalstar owns and operates a satellite constellation that forms the backbone of a global telecommunications network designed to serve virtually every populated area of the world. Globalstar's worldwide, low-earth orbit ("LEO") satellite-based digital telecomminications system (the "Globalstar(TM) System"), uses Qualcomm's patented CDMA technology to provide high-quality mobile and fixed telephone service to customers who live, work or travel beyond the reach of adequately developed communications networks. Qualcomm has agreed that Globalstar will be the only provider of mobile satellite services to which it will license its patented CDMA technology.

     The Globalstar System is designed to offer a cost-effective communications solution for areas underserved or unserved by existing telecommunications infrastructures. Globalstar mobile phones are simple to use -- just like ordinary cellular telephones -- and are among the smallest, lightest and least expensive satellite phones currently available. These phones are multimode, functioning as cellular phones where terrestrial cellular service is available and as satellite phones where cellular service is not available. Globalstar phones provide this multimode capability without separate modules or plug-ins. Globalstar pay phones and fixed wireless phones for business and residential use provide basic telephone service in rural villages and at remote industrial and residential sites.

     Globalstar phones have familiar features such as phone book, voicemail, short messaging service, and, in some service areas, call forwarding. Globalstar plans to introduce additional features this year, including data calls, Internet access through data packet switching, email and fax capability, caller ID and position location. Globalstar's utilization of Qualcomm's CDMA technology should enable it to swiftly adopt future improvements as this industry-leading wireless technology evolves. In addition, because the intelligence of the Globalstar system is located on the ground, future enhancements are easily implemented.

     Globalstar's full constellation has been launched and all satellites are performing normally. Based on our experience to date, we expect Globalstar satellites to have a useful life of 10 years, rather than our original expectation of 7 1/2 years. The Globalstar satellites use a simple, traditional "bent pipe" design, amplifying and reflecting received signals directly back to earth, with no intersatellite links. Gateways owned and operated by Globalstar service providers then connect customer calls through the existing public telephone network. As a result, the Globalstar System will complement and extend, rather than bypass, the existing telephone network infrastructure.

     According to industry sources, more than 80% of the world's land mass is not covered by cellular service. Globalstar believes, based on market research, that its addressable market -- those who live, work or regularly travel to areas underserved or unserved by existing telecommunications infrastructure and who desire and have the ability to pay for telephone service such as that offered by Globalstar -- is approximately 40 million potential customers. We expect that Globalstar's first generation system will have a system capacity of approximately 7 million subscribers, less than one fifth of Globalstar's potential addressable market. In fact, because of the limited spectrum available for use by mobile satellite services like Globalstar, the combined capacity of Globalstar and the other existing and announced mobile satellite service systems are capable of serving only a portion of this market.

     Globalstar's original consortium of 12 leading international telecommunications service providers and manufacturers has grown into an international organization with marketing channels in 131 countries and agreements with over 220 local service providers. Globalstar-supported cooperative advertising is creating brand awareness globally and within selected market segments, while sales channels are focused both on the mass market as well as targeted market segments, including:

     - government, including police, emergency and military users;

     - commercial freight and fishing vessels, cruise ships and recreational boats;

     - truck drivers and business travelers;

     - the forestry, mining, oil and gas and other natural resource industries;

     - wilderness guides and outdoor enthusiasts;

     - agribusiness; and

     - utilities.

     Globalstar's service providers have an existing customer base of more than 100 million cellular customers from which they intend to identify for direct marketing efforts those who work in, or frequently travel to, or through, areas without cellular service.

     Loral and Qualcomm founded the Globalstar project in 1991 when they merged their visions of creating a low-earth-orbit satellite-based global telecommunications system. This partnership brought together Loral, one of the world's premier satellite systems manufacturers, and Qualcomm, the pioneer of CDMA telecommunications technology, the spectrum-efficient, high-quality protocol that has since become an important wireless industry standard worldwide.

     Globalstar was formed in 1994. Subsequently, manufacturers such as Alcatel, Alenia and Daimler-Benz, as well as service providers including France Telecom, Vodafone AirTouch, ChinaSat, Elsacom and Dacom, joined as strategic partners. Globalstar assigned large territories to its strategic partners as part of their initial investments in the project. Within these territories, these partners are the exclusive providers of Globalstar service and will retain their exclusivity as long as they meet minimum performance goals. Under these agreements, Globalstar acts as a wholesaler of capacity on its space segment to its service providers, who will pay on average approximately $0.47 per minute of usage.

     In 1995, Globalstar received a license from the Federal Communications Commission (the "FCC") to construct and launch its satellite constellation and thereafter completed its initial public offering. Globalstar began its satellite launch campaign in 1998, launching 52 satellites by February 2000.

     In the first quarter of 2000, the Globalstar system commenced commercial operations and as of February 29, 2000 there were 14 gateways available for service covering 78 countries. By the end of 2000, we expect 27 or more gateways to be available for service, covering approximately 131 countries.

     As of February 29, 2000, service providers were providing billable service in 20 countries, including Austria, Argentina, Brazil, Canada, Greece, Italy, South Korea, Switzerland and the United States. By the end of 2000, a total of approximately 120 countries are expected to be in billable operations.

SERVICE LAUNCH ACTIVITIES

     Globalstar's strategy has been to use its experienced telecommunications service provider partners to provide a marketing organization with depth and expertise in each local market that the system serves. These service provider partners have begun intensive marketing campaigns and are adopting multifaceted, locally oriented strategies to serve their markets. A number of Globalstar service providers recently agreed in principle to make advance purchases of Globalstar airtime for approximately $20 million, after giving effect to a 25% promotional discount.

     A recent understanding among all the principal Globalstar service providers should result in a uniform retail pricing structure for Globalstar service throughout most of the world. Although service providers will retain flexibility to meet local conditions, domestic Globalstar calls will on average cost between $1.00 and $1.50 per minute. The total cost of most international calls, including third party costs of connection through the public network, will generally be between $1.50 and $2.99 per minute, depending upon distance and local competitive factors.

     Globalstar and the Globalstar service providers spent approximately $12 million on brand-building advertising in 1999 and plan to spend an additional $55 million in 2000, of which $20 million will come from service providers as contributions to a cooperative advertising program.

     In most local markets they serve, the service providers have created partnerships with local cellular carriers to support the terrestrial cellular capabilities of our multimode phones and established distribution networks appropriate to the markets in question. This means that responsibility for selling Globalstar service in nearly every one of its markets will rest with distributors with extensive experience with the relevant local market conditions and regulatory environments. Globalstar's service providers will also be in a position to market Globalstar service to their current customer base of more than 100 million cellular subscribers alongside their existing products and services.

     Globalstar's service providers intend to adapt their marketing efforts to the needs, characteristics and opportunities within each of the markets in which they operate. In some cases, this will mean making phones available through the same sales channels used to market cellular service to consumers. In other cases, they will use industry-specific sales channels to address high-demand market segments.

     Globalstar service providers have identified a number of key segments of the addressable marketplace characterized by early expressions of interest in obtaining the service and by the potential for heavy usage of satellite airtime estimated to range between several hundred and 1,000 minutes per phone per month. These include:

          Government. Because of its security, clarity, reliability and ubiquity, Globalstar service meets the needs of military, law enforcement and emergency response users, such as fire and ambulance services. During Globalstar's user trials, one of its service providers responded to a request from the Italian government to supply phones to support their peacekeeping units in Kosovo. Globalstar service providers have also provided phones for use in France, when high winds toppled cellular towers.

          Maritime. Globalstar service is or will be available in the coastal and inland waterways where most maritime traffic is focused, as well as over many trans-oceanic routes, such as the North Atlantic. Globalstar maritime phones, which will be available in commercial quantities in the second quarter of 2000, will offer a compact, cost-effective, high-quality alternative to existing maritime satellite services. Commercial freight and fishing vessels and private boats will be important markets for Globalstar. Cruise lines will be of particular interest, because of the potential for high-volume usage of multiple on-board phones by passengers who need to address business or family needs.

          Transportation. Truck drivers have a continuous need to contact dispatchers and destinations, and need to react to changing business demands and weather conditions. In the developing world, neither cellular service nor pay phones are available for vast portions of frequently traveled routes. Even in the United States, only 50% of the land mass is covered by cellular service. Business travelers in such areas have similar requirements, which our service providers hope to address quickly by equipping rental cars and corporate fleets.

          Natural Resources. We believe that there is substantial unmet demand for telecommunications services to support the field operations of the forestry, mining, oil and gas and other natural resource industries. Most of these operations take place in remote locations where a large, permanent telecommunications infrastructure is uneconomic.

          Outdoor Enthusiasts. Our service providers hope to make Globalstar phones part of the basic equipment of wilderness guides and outfitters, addressing the growing market for adventure and eco-tourism, as well as the hunting, fishing and mountaineering markets.

          Agribusiness. Large plantations, ranches and other agricultural businesses in countries like Australia, Brazil and Argentina typically lie beyond the range of current or planned cellular service, and should find Globalstar service valuable to coordinate their operations.

          Utilities. Utility companies worldwide need to maintain right-of-way across long distances in territories that are often vast and remote. Globalstar phones will enable them to monitor and deploy their resources more efficiently.

     Globalstar's service providers have an existing customer base of more than 100 million cellular customers from which they intend to identify for direct marketing efforts those who work in, or frequently travel to, or through, areas without cellular service.

THE GLOBALSTAR SYSTEM

     The Globalstar system consists of a space segment, owned by Globalstar, a ground segment, owned by Globalstar's service providers, and a user segment, comprised of the telephones owned or leased by end users.

     Satellite Constellation.  The Globalstar space segment consists of:

     - 52 low-earth-orbit satellites, including four spares, currently in orbit and functional;

     - Eight additional on-ground spare satellites that are being constructed;
       and

     - Two state-of-the art satellite and network operations control centers.

     Globalstar's launch campaign is now complete. The satellites in orbit have experienced no material anomalies, and, based upon our experience, their estimated life has been raised to 10 years, a 33% increase over our original expectation of 7 1/2 years. This reflects both the manufacturing and systems integration skills of Space Systems/Loral and the other contractors involved, and Globalstar's simple, bent-pipe satellite design. This technology choice kept the satellites simple and inexpensive, with the intelligence of the system accessible on the ground in the Globalstar gateways and control centers.

     The design of Globalstar's orbital planes keeps two to four satellites overhead at all times from any point on the earth's surface, other than for the northern and southern latitudes. Space Systems/Loral's patented system design works with Qualcomm's CDMA technology to permit dynamic selection of the strongest signal available from all satellites in view, a technique we refer to as path diversity, resulting in superior call clarity and a low incidence of dropped calls. As the satellites and the user change positions, satellites are added and dropped seamlessly from the call.

     Gateways. Globalstar satellites relay calls to earth through Globalstar gateways, which in turn connect the calls through the existing public telephone network. As a result, the Globalstar system will complement and extend, rather than bypass, the existing telephone network infrastructure. Gateway facilities include large antennas that send and receive signals to and from the satellites, sophisticated call processing equipment that connects calls to the local public telephone network and the software that implements the system's features and supports billing. These facilities, designed and manufactured by Qualcomm, are owned and operated by the Globalstar service providers.

     Each gateway serves a large geographic area. For example, three gateways will together cover the United States and Canada from Anchorage to Florida and San Diego to Newfoundland. Qualcomm has manufactured and shipped 38 gateways, which, when installed, will provide coverage of approximately 80% of the world's land mass. Gateway field testing began in October 1998, with hundreds of test calls passing through each installed gateway daily.

     As of February 29, 2000, 22 gateways have been installed, of which 14 were available for service covering 78 countries. The remaining eight installed gateways are in the commissioning and testing process. By the end of 2000, Globalstar expects to have 27 or more of these gateways available for service, covering approximately 131 countries.

     Globalstar service providers have, or expect to have, full local regulatory approval to commence service as soon as their gateways become operational. Their technical personnel have received training from Qualcomm on the operation and maintenance of the gateways and will receive continuous support from the system's network operations control centers.

     Globalstar Phones. Globalstar supports handheld mobile phones, pay phones, fixed phones for business and residential use and car and maritime adapter kits. Globalstar mobile phones are as simple to use as ordinary cellular telephones and are among the smallest, lightest and least expensive satellite phones currently available. Globalstar phones are multimode and function as cellular phones where terrestrial cellular service is available and as satellite phones where cellular service is not available. Globalstar phones provide this multimode capability without separate modules or plug-ins. The same Globalstar phone will work anywhere in the world that is served by a Globalstar gateway.

     Globalstar phones have familiar features such as phone book, voicemail, short messaging service, and, in some service areas, call forwarding. Globalstar plans to introduce additional features this year, including data calls up to 9600 bits per second, Internet access through data packet switching, email and fax capability, caller ID and position location. Globalstar's utilization of Qualcomm's CDMA technology should enable it to swiftly adopt future improvements as this industry-leading wireless technology evolves.

     Three manufacturers produce mobile phones for Globalstar: Qualcomm, Ericsson and Telit. Qualcomm offers a tri-mode unit, that works on AMPS (the analog standard), CDMA digital and Globalstar. The Ericsson and Telit phones support both Globalstar and the digital cellular GSM protocol currently used throughout Europe and in many other countries.

     These manufacturers are expected to have an aggregate production capability of up to 39,000 phones per month by May 2000, 46,000 by June 2000, and 60,000 by the third quarter of 2000. The manufacturers have informed us, moreover, that they have the capability of rapidly multiplying these production rates if warranted by demand, by adding additional shifts or by opening additional production lines. We expect mobile phones generally to retail for between $1,300 and $1,500, and fixed phones for approximately $2,500. A plan is currently being discussed with the manufacturers and service providers which would reduce the retail price of the mobile phone by approximately $400.

     Globalstar pay phones and fixed wireless phones for business and residential use provide basic telephone service in rural villages and at remote industrial and residential sites. Qualcomm and Ericsson are producing fixed Globalstar phones for areas without wireline telephone service. These pay phones are commercially available and are able to accommodate tokens, debit and credit cards.

EXPENDITURES AND COMMITMENTS

     Globalstar expects to spend $325 million on system software, for eight additional spare satellites and for financing that Globalstar is providing to the service providers for the purchase of gateways, fixed access terminals and handsets (of which $231 million is expected to be received from the service providers as repayment of such financing). In addition, cash interest, preferred dividends and operating costs are expected to be approximately $125 million per quarter in 2000. Globalstar raised $268.5 million through the sale of equity interests in February 2000. Globalstar believes that its cash on hand ($329 million at February 29, 2000), available credit under its two bank facilities and vendor financing arrangements (approximately $425 million at February 29, 2000), service revenues and other anticipated cash inflows will be sufficient to fund its cash outflows for 2000, provided that its $250 million credit facility is renegotiated. If Globalstar cannot renegotiate its $250 million credit facility, it believes it will be able to obtain additional funds. There can be no assurance, however, that such funds will be available on favorable terms or on a timely basis, if at all.

     Qualcomm Incorporated ("Qualcomm") has agreed to provide Globalstar $500 million of vendor financing (for which the terms of $400 million are still being finalized). In connection with this agreement,

Qualcomm is expected to receive warrants to purchase Globalstar partnership interests comparable to those received by Loral pursuant to Loral's guarantee of Globalstar's $500 million credit facility (see Liquidity and Capital Resources).

     Globalstar, a development stage company, has incurred costs (excluding depreciation and amortization) of $182 million, $145 million and $87 million for the years ended December 31, 1999, 1998 and 1997, respectively. Globalstar had total assets of $3.8 billion, $2.7 billion and $2.1 billion as of December 31, 1999, 1998 and 1997, respectively.

QUALITY ASSURANCE

     Each element of the Globalstar System, as well as the system as a whole, has been subjected to rigorous and extensive testing. The satellites have been tested in orbit since February 1998, with the first over-the-air phone call made in May 1998. Over 10,000 test calls per day pass though Globalstar's San Diego test-bed gateway alone, with well over one million test calls made over the system to date. The system's overall performance meets or exceeds all specifications, even with the satellite beam loaded to full projected capacity, and end-to-end testing has assured us that all system elements work together under a wide variety of usage conditions. Call completion rates exceed 90%, with excellent voice quality. Calls lasting more than one hour confirm the effectiveness of the system's soft hand-off from satellite to satellite.

CUSTOMER CARE

     Globalstar's service providers bring sophisticated, experienced customer care organizations to the Globalstar System from their existing wireless operations, and Globalstar is building on that core capability in several ways. Globalstar has established a program to train the personnel at both the service provider and distributor level who in turn will train the representatives who will interface with customers in their respective organizations. One hundred ten people have already graduated from these programs. Globalstar has also established a central customer support center in San Jose, California accessible to service providers by phone or through its secure web site.

REGULATION

     United States FCC Regulation. The FCC is the United States agency with jurisdiction over commercial uses of the radio frequency spectrum. All commercial mobile satellite services ("MSS") systems such as Globalstar must obtain an authorization from the FCC to provide MSS services in assigned spectrum segments in the United States. The FCC may also adopt from time to time rules applicable to MSS systems, which may impose constraints on the operation of Globalstar satellites, subscriber terminals and/or gateway earth stations.

     The Globalstar System requires regulatory authorization for two pairs of frequencies: user links (from the user to the satellites, and vice versa) and feeder links (from the gateways to the satellites, and vice versa). On January 31, 1995, the FCC authorized the construction, launch and operation of the Globalstar System and assigned bands of the radio frequency spectrum for the user links. A modification of this authorization on November 19, 1996 assigned feeder link frequencies. This license is held by L/Q Licensee, a subsidiary of Loral Qualcomm Partnership, L.P. ("LQP") which has agreed to use the FCC license exclusively for the benefit of Globalstar. The FCC license grants authority to construct, launch and operate the Globalstar System with user links in the 1.6 and 2.4 GHz bands, consistent with the United States band plan for MSS Above 1 GHz Systems, and feeder link frequencies in the 5 and 7 GHz bands. These feeder link frequencies were allocated internationally for non-geostationary MSS feeder links at the 1995 World Radiocommunication Conference, and the FCC assigned them for use by Globalstar in the United States in accordance with this international allocation. However, use of the feeder link frequencies remains subject to any applicable restrictions, which may be promulgated in an FCC proceeding to adopt the international allocations into the U.S. Table of Frequency Allocations. The FCC initiated such a proceeding on August 4, 1998.

     LQP's MSS application was one of six considered concurrently by the FCC. On January 31, 1995, Motorola Satellite Communications, Inc. and TRW Inc. also were granted FCC licenses for systems providing

MSS Above 1 GHz Service. One of the three remaining applicants withdrew and, on June 30, 1997, the applications of Mobile Communications Holdings, Inc. ("MCHI") and Constellation Communications, Inc. ("Constellation") were granted. The FCC staff's decisions granting these licenses to MCHI and Constellation have been appealed to the full FCC, and these appeals remain pending. Subsequently, in January 1998, TRW voluntarily returned its MSS Above 1 GHz authorization to the FCC for cancellation.

     The FCC license only authorizes the construction, launch and operation of the Globalstar System's satellite constellation. Separate authorizations must be obtained from the FCC for operation of gateways and Globalstar phones in the United States. AirTouch, the exclusive Globalstar service provider in the United States, has received a license for the Texas gateway, and its application for a license for Globalstar phones has been granted, although a petition for reconsideration remains pending. One of Globalstar's three manufacturers has obtained equipment authorization for Globalstar phones. Applications by the other two are pending.

     Globalstar operates on an international basis, but the FCC license only authorizes construction and launch of the system for operation in the United States. Even though the Globalstar System is licensed to operate in the United States by the FCC, in order to provide MSS service in other countries, Globalstar or its service providers must obtain the required regulatory authorizations in those countries. There can be no assurance that the required regulatory authorizations will be obtained in every country in which Globalstar proposes to operate, or that they will be obtained in a timely manner, or that, if granted, they will authorize MSS service on the same terms as the U.S. license. Failure or delay in obtaining licenses for the Globalstar System in other countries or grant of licenses on substantially different terms and conditions would have an adverse effect on the operation of Globalstar.

     The operation of Globalstar in the assigned user links and feeder links must be coordinated with licensees of other existing radio services operating in these bands in accordance with FCC and international rules and policies. Such coordination may adversely affect the usefulness of the frequencies for Globalstar operations.

     As a CDMA system, Globalstar must coordinate its operations in the United States with other licensed users in its band. The FCC's band plan provides that up to four CDMA systems and one TDMA system may be licensed to operate in the
1.6 GHz and 2.4 GHz user links, but the FCC did not adopt specific guidelines for coordination among licensed systems. L/Q Licensee, MCHI and Constellation are all authorized to construct their systems using CDMA technology, and so, must coordinate use of the spectrum assigned for CDMA systems. The FCC has adopted rules to permit satellite services to be provided within the United States by satellites authorized by foreign countries. If a foreign satellite system were authorized to operate in the United States using frequencies assigned to Globalstar, additional coordination obligations may be required.

     In granting the applications of MCHI and Constellation, the FCC noted that protection requirements imposed upon U.S.-licensed MSS above 1 GHz service systems for the Russian Glonass aeronautical radionavigation system operating below 1610 MHz might call into question the premises for the FCC's determination that five systems can be accommodated in the available spectrum for user uplinks at 1.6 GHz. It stated that if regulatory measures taken for protection of Glonass diminish the amount of spectrum available to CDMA systems operating at
1.6 GHz, it would consider whether MCHI and Constellation should bear the principal burden of any operating constraints. The National Telecommunications and Information Administration has proposed to the FCC out-of-band emissions limits for protection of Glonass and Global Positioning System which would be applicable to mobile earth stations operating in the 1.6 GHz band. These proposals were incorporated by the FCC into a notice of proposed rulemaking released March 5, 1999. Globalstar's operations conform with the proposed limits.

     In the orders granting licenses to MCHI and Constellation, the FCC authorized these two applicants to use the 7 GHz frequencies for feeder downlinks also assigned to Globalstar. In so doing, the FCC noted that it may not be feasible for Globalstar, MCHI and Constellation to share the 6875-7075 MHz band. The FCC made the feeder downlink assignments of both MCHI and Constellation subject to the condition that before commencing operation, MCHI and Constellation must demonstrate that they can feasibly share the spectrum with all other persons or organizations with full or conditional authority to use any part of this band for feeder downlinks in the United States. Constellation was also authorized to use the same 5 GHz frequencies (5091-

5250 MHz) as Globalstar for its feeder uplinks. Globalstar must coordinate use of these feeder link frequencies with those MSS licensees which are authorized to use the same frequencies.

     On January 9, 1997, the FCC adopted rules which make available 300 MHz of bandwidth in the 5 GHz band, including frequencies from 5150 to 5250 MHz, for use by unlicensed devices for wireless high speed data services. The FCC adopted rules which are designed to ensure that these devices do not cause harmful interference with licensed services using these bands, such as MSS feeder links. In the November 1996 order modifying the Globalstar license, the FCC stated that Globalstar gateway earth station licenses may be subject to sharing with unlicensed transmitters in accordance with rules adopted in this proceeding. On June 24, 1998, the FCC issued its order on reconsideration affirming its January 1997 decision. However, in its order on reconsideration, the FCC declined to raise the power limits for these devices. Globalstar believes that the rules, as adopted, will not have an adverse effect on the usefulness of these bands for MSS feeder links.

     The rules and policies adopted for MSS Above 1 GHz Service in the Order were challenged in a judicial appeal. The U.S. Court of Appeals for the D.C. Circuit dismissed the appeal of the FCC's rules on September 3, 1997; the court, however, left open the possibility of future review of certain aspects of those rules. In the event that the FCC were to be judicially required to reconsider its licensing procedures, there is a risk that the FCC would reprocess the MSS applicants and adopt a different licensing procedure. Under these circumstances, there can be no assurance that the FCC would not use an auction procedure to award licenses. If the FCC were to use an auction procedure, there can be no assurance that Globalstar or its affiliates would be willing or able to outbid other applicants to obtain a license for the spectrum needed to operate the Globalstar System. In addition, even if Globalstar or its affiliates were successful in obtaining an MSS license in the spectrum auction, the increased cost and expenses incurred in bidding for the license would adversely affect Globalstar. Three petitions for reconsideration and/or clarification of the Order regarding issues related to protection requirements for Glonass remain pending at the FCC.

     Applicable statutes and regulations permit a judicial appeal of the grant of the FCC license in order to seek reversal of the FCC's decision to grant the license. Petitions for reconsideration and an application for review of the order granting the Globalstar license were filed and have been denied. Two judicial appeals of the order resolving these petitions have been filed and remain pending. There can be no assurance that such appeals will not be granted, or that the court will take timely action. If such an appeal were successful, there can be no assurance that on remand the FCC would not decide to deny the application for the Globalstar System, or that on remand the FCC would take action on the application in a timely manner.

     International Coordination. The Globalstar System proposes to operate in frequencies which were allocated on an international basis for MSS user links and MSS feeder links. Globalstar is required to engage in international coordination procedures with other proposed MSS systems under the aegis of the International Telecommunications Union ("ITU").

     As of March 1, 2000, Globalstar and ICO Global Communications had virtually completed coordination of their feeder links. Globalstar will also be required to coordinate the use of its feeder links and any other foreign system which has similar plans. Both a Russian and a Brazilian LEO MSS system have filed with the ITU their intention to use the same feeder link spectrum as Globalstar. There can be no assurance that such coordination will not adversely affect the use of these bands by Globalstar.

     Pursuant to the Intelsat and Inmarsat treaties, international satellite operators are required to demonstrate that they will not cause economic or technical harm to Inmarsat or Intelsat and to coordinate with Intelsat and Inmarsat under obligations imposed on United States satellite systems by international treaties. Globalstar has successfully completed the required coordination with both Intelsat and Inmarsat.

     Regulation of Service Providers. In order to operate gateway earth stations, including the user uplink frequency, the Globalstar service provider in each country will be required to obtain a license from that country's telecommunications authority. In addition, the Globalstar service provider will need to enter into appropriate interconnection and financial settlement agreements with local and interexchange telecommunications providers.

     United States International Traffic in Arms Regulations. The United States International Traffic in Arms Regulations under the United States Arms Export Control Act authorize the President of the United States to control the export and import of articles and services that can be used in the production of arms. Among other things, these regulations limit the ability to export certain articles and related technical data to certain nations. The scope of these regulations is very broad and extends to certain spacecraft, including certain satellites, associated ground equipment, and technical data. Certain information involved in the performance of Globalstar's operations may fall within the scope of these regulations. As a result, Globalstar may have to obtain an export authorization or restrict access by foreign companies who are Globalstar service providers to that information.

     Other Export Regulation. Globalstar's operations are subject to certain regulations of the U.S. Treasury Department's Office of Foreign Assets Control (i.e., financial transactions) and the U.S. Commerce Department's Bureau of Export Administration (i.e., export of gateways and Globalstar phones). There can be no assurance that such regulations will not adversely affect or delay Globalstar's operations.

RESEARCH AND DEVELOPMENT

     Globalstar has entered into a contract with Qualcomm whereby Qualcomm is performing certain development tasks related to the Globalstar System. In addition, Globalstar is performing certain in-house engineering tasks that are classified as development costs. Total development costs incurred for the years ended December 31, 1999, 1998 and 1997 were $94 million, $86 million, and $62 million, respectively.

PATENTS AND PROPRIETARY RIGHTS

     In connection with the Globalstar System, Globalstar's design and development efforts have yielded 26 patents issued and 32 patents pending in the United States, as well as 22 patents issued and 142 patents pending internationally for various aspects of communication satellite system design and implementation of CDMA technology relating to the Globalstar System. Qualcomm has obtained more than 300 issued patents and more than 800 patents pending in the United States applicable to Qualcomm's implementation of CDMA. The issued patents cover, among other things, Globalstar's process of combining signals received from multiple satellites to improve the signal received and minimize call fading.

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

FOREIGN OPERATIONS

     At December 31, 1999, 1998 and 1997, Globalstar had substantially all of its long-lived assets located in the United States with the exception of its in-orbit satellites. See "Certain Factors that May Affect Future
Results -- Globalstar faces risks inherent in foreign operations" and "-- Globalstar faces special risks by doing business in developing markets and faces currency risks" for a discussion of the risks related to operating internationally.

EMPLOYEES

     As of December 31, 1999, Globalstar had approximately 320 full-time employees, none of whom is subject to any collective bargaining agreement.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This annual report on Form 10-K contains forward-looking statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Globalstar or GTL or their representatives have made or may make forward-looking statements, orally or in writing. They can be identified by the use of forward-looking words such as "believes", "expects", "plans", "may", "will", "should", or "anticipates" or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements may be included in, but are not limited to, various filings made by Globalstar or GTL with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of Globalstar or GTL. We warn you that forward-looking statements are only predictions. Actual events or results may differ materially as a result of risks that we face, including those presented below. The following are representative of factors that could affect the outcome of the forward-looking statements.

THE GLOBALSTAR SYSTEM HAS JUST COMMENCED OPERATIONS AND WE CANNOT PREDICT CUSTOMER DEMAND FOR THE SERVICE.

     Since telephone systems using low-earth orbit satellites are a new commercial technology, we cannot predict demand for Globalstar's service. The first company to launch service in this industry, Iridium L.L.C., filed for bankruptcy in August 1999. More recently, Iridium announced that it was terminating commercial service on March 17, 2000 and that it was commencing the process of liquidating its assets. If Globalstar fails to generate sufficient cash flow from operations through the marketing efforts of its service providers, it will be unable to fund its operating costs or service its debt.

GLOBALSTAR DEPENDS ON SERVICE PROVIDERS TO MARKET ITS SERVICE AND IMPLEMENT IMPORTANT PARTS OF ITS SYSTEM AND ON OTHER THIRD PARTIES TO COMPLETE ITS SYSTEM.

     Globalstar depends on independent service providers to supply ground equipment and user terminals and to market Globalstar service in each country where it plans to operate, and we cannot be sure that these service providers will be successful. We expect that these service providers will operate in 125 countries, many of which have developing economies. Globalstar's strategy of focusing on areas that lack basic telephone service exposes it to the risk that customers in these countries will not be able to afford the service.

     Globalstar currently has no service provider for several important regions and countries, including India, Malaysia, Indonesia, the Philippines and other parts of Southeast Asia. If Globalstar cannot enlist suitable service providers in these territories, it will not be able to offer service in those areas.

     Globalstar service providers could fail to obtain local partners; acquire, install or adequately maintain and operate the Globalstar gateways; or obtain the regulatory licenses needed for service in their countries. If Globalstar is unable to offer service in any particular region or country, it will not benefit from the potential demand in that region or country.

     Some Globalstar partners and other third parties are building parts of the Globalstar system. The failure of these partners or other parties to perform as expected could delay the roll-out of Globalstar's commercial service and increase Globalstar's costs.

GLOBALSTAR FACES RISKS INHERENT IN FOREIGN OPERATIONS.

     Globalstar expects that most of its business will be conducted outside the United States. International operations are subject to changes in domestic and foreign government regulations and telecommunications standards, tariffs or taxes and other trade barriers. Political, economic or social instability or other developments, including currency fluctuations, could also adversely affect Globalstar's operations. In addition, Globalstar's contracts may be governed by foreign law or enforceable only in foreign jurisdictions. As a result, Globalstar may find it hard to enforce its rights under these agreements if there is a dispute.

GLOBALSTAR HAS SUBSTANTIAL DEBT THAT CONTAINS COVENANTS RESTRICTING ITS ACTIVITIES.

     Globalstar has $1.45 billion principal amount of senior notes outstanding as of December 31, 1999. Globalstar also has an undrawn $250 million credit facility, which it expects to draw down, expiring on June 30, 2000, unless it is renegotiated. In addition, Globalstar has incurred and expects to incur an aggregate of approximately $800 million of vendor financing and payment deferrals, the terms for $400 million of which are being finalized. Globalstar established a $500 million credit facility on August 5, 1999 that is comprised of a $100 million three-year revolving credit facility, a $100 million three-year term loan and a $300 million four-year term loan. Payments of principal are required at various times during the existence of the facility, with the first payment due January 15, 2001. As of December 31, 1999, $400 million of term loans were outstanding under this credit facility. Globalstar will depend on its cash flow from future operations to service this debt. Any failure to develop a revenue stream quickly may adversely affect Globalstar's ability to service these debt obligations.

     Covenants contained in the credit agreements, the indentures governing the senior notes and future debt instruments will limit Globalstar's options for dealing with business issues. The credit agreements, indentures and future debt instruments will also limit Globalstar's ability to pay dividends on its partnership interests. If the credit agreements' guarantees expire, their financial covenants will impose additional limitations on Globalstar's ability to incur new debt. We cannot be sure that these restrictions and Globalstar's debt will not materially and adversely affect Globalstar's ability to finance its future operations or capital needs or to engage in other business activities. They may also require Globalstar to issue equity on terms which dilute our existing shareholders.

     A failure to comply with the terms of the credit agreements, the indentures or other agreements could result in an event of default under those agreements. This in turn could permit acceleration of the related debt and result in a default under other debt instruments.

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts.

GLOBALSTAR MAY REQUIRE ADDITIONAL FINANCING.

     Globalstar expects to spend $325 million on system software, for eight additional spare satellites, and for financing that Globalstar is providing to the service providers for the purchase of gateways, fixed access terminals and handsets (of which $231 million is expected to be received from the service providers as repayment of such financing). In addition, cash interest, preferred dividends and operating costs are expected to be approximately $125 million per quarter in 2000. Globalstar raised $268.5 million through the sale of GTL common stock in February 2000. Globalstar believes that its cash on hand ($329 million at February 29, 2000), available credit under its two bank facilities and vendor financing arrangements (approximately $425 million at February 29, 2000), service revenues and other anticipated cash inflows will be sufficient to fund its cash outflows for 2000, provided that its $250 million credit facility is renegotiated. If Globalstar cannot renegotiate its $250 million credit facility, it believes it will be able to obtain additional funds. There can be no assurance, however, that such funds will be available on favorable terms or on a timely basis, if at all. In addition, financing in future periods will depend upon various factors that cannot be predicted or that may be beyond Globalstar's control, such as funds from operations, repayment of financing provided to the service providers, the maturity of debt and the ability to refinance.

GLOBALSTAR MAY ENCOUNTER DELAYS AND INCREASED COSTS.

     A number of factors may cause delay in Globalstar's achievement of revenues and positive cash flow. These factors, many of which are beyond Globalstar's control, include:

     - regulatory delays;

     - delays in integrating Globalstar's system into the land-based telecommunications networks;

     - delays in constructing additional gateways by service providers;

     - delays in integrating or testing the local ground segments of the system by Globalstar vendors;

     - inadequate marketing effort by service providers; and

     - slower-than-anticipated consumer acceptance.

GLOBALSTAR'S SATELLITES HAVE A LIMITED LIFE AND MAY FAIL PREMATURELY.

     Globalstar's satellites have performed well in orbit and have certain redundant systems in case of failure. However, in-orbit failure may result from various causes, including:

     - component failure;

     - loss of power or fuel;

     - inability to control positioning of the satellite;

     - solar and other astronomical events; and

     - space debris.

     Repair of satellites in space is not feasible. Factors that affect the useful lives of Globalstar's satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Random failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. Because Globalstar has a large constellation and will have a number of spare satellites, Globalstar currently does not intend to insure its satellites against in-orbit failures.

     The first-generation Globalstar satellites were originally expected to operate for a minimum of seven and one-half years. We do not know how long the first generation constellation will actually last, although we now expect, based on the limited operational experience to date, a 10-year lifespan. Globalstar plans to use funds from operations and, possibly, proceeds from additional financings, to deploy a second generation of satellites. However, enough money might not be available when needed, leaving Globalstar without a second-generation constellation.

     Globalstar launched four in-orbit spare satellites on February 8, 2000, thus completing its scheduled launch campaign. Any subsequent launches of replacement satellites will be subject to the risk of launch failure.

GLOBALSTAR FACES SPECIAL RISKS BY DOING BUSINESS IN DEVELOPING MARKETS AND FACES CURRENCY RISKS.

     Globalstar's largest potential markets are in developing countries or regions that are substantially underserved and are not expected to be served by existing telecommunications systems. Developing countries are more likely than industrialized countries to experience market, currency and interest fluctuations and may have higher inflation. In addition, these countries present risks relating to government policy, price and wage, exchange control, tax related and social instability, expropriation and other economic, political and diplomatic conditions.

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

     Glonass, the Russian global navigation satellite system, operates worldwide in frequency bands adjacent to and including spectrum authorized for use by Globalstar and other systems for user uplinks. Glonass has proposed to migrate to lower frequencies. This migration could have an adverse effect on Globalstar's use of its authorized frequencies. While we do not expect this to have a material adverse effect upon Globalstar's capacity, Glonass's actions may reduce Globalstar's capacity in some markets.

GLOBALSTAR FACES INTENSE COMPETITION FROM BOTH DIRECT AND INDIRECT COMPETITORS, AND ADDITIONAL DIRECT COMPETITORS PLAN TO ENTER THE MARKET SOON.

     ICO Global Communications has proposed a similar worldwide system and has filed a request with the Federal Communications Commission to operate in the United States in a different frequency band than that used by Globalstar. Because ICO Global's investors include many state-owned telecommunications monopolies, ICO Global could receive preferential treatment in the local licensing process in those countries. While ICO Global has filed for bankruptcy, an announced financing package from a group led by Craig McCaw makes it likely that ICO Global will complete its system and compete with Globalstar in the future.

     If Constellation Communications, Inc. and Mobile Communications Holdings, Inc., which have held licenses from the Federal Communications Commission since July 1997, attract financing, build their systems and begin operations, they will become direct competitors as well.

     In addition to competing for investment capital, subscribers and service providers in markets all over the world, the mobile satellite services systems, including Globalstar, also compete with each other for the limited spectrum available for mobile satellite services operations. CDMA systems such as Globalstar, Constellation and Mobile Communications Holdings permit multiple systems to operate within the same frequency band. To the extent that Globalstar is required to share this frequency band with these other systems, Globalstar's available capacity will be reduced.

     Existing fixed satellite systems, including those of American Mobile Satellite Corporation, Comsat Corporation's Planet-1, and Inmarsat, and proposed systems, including those of PT Asia Cellular Satellites and Thuraya, Satellite Communications Company, also provide, or are intended to provide, competing service on a regional basis at potentially lower costs.

     Technological advances and a continuing trend toward strategic alliances in the telecommunications industry could give rise to significant new competitors.

     Satellite-based telecommunications systems are characterized by high up-front costs and relatively low operating costs. Several systems are being proposed and, while the proponents of these systems believe that there will be significant demand for their services, actual demand will not become known until such systems are operational. If the capacity of Globalstar and competing systems exceeds demand, price competition could be intense.

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

     Globalstar may also face competition in the future from companies using new technologies and new satellite systems. The space and communications industries are subject to rapid advances and innovations in technology. New technology could render Globalstar obsolete or less competitive by satisfying consumer demand in more attractive ways or through the introduction of incompatible standards. In addition, Globalstar depends on technologies developed by third parties, and we cannot be certain that these technologies will continue to be available to Globalstar on a timely basis or on reasonable terms.

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

GLOBALSTAR RELIES ON KEY PERSONNEL.

     Globalstar needs highly qualified personnel. Except for Mr. Bernard L. Schwartz, GTL's Chairman and Chief Executive Officer and the Chief Executive Officer and Chairman of the General Partners' Committee of Globalstar, none of GTL's or Globalstar's officers has an employment contract with GTL, Globalstar or its managing general partner. In addition, neither GTL nor Globalstar maintains "key man" life insurance. The departure of any of the key executives could have an adverse effect on Globalstar's business.

THE YEAR 2000 PROBLEM COULD CAUSE COMPLICATIONS.

     As of March 2000, Globalstar's computer systems and software programs are functioning properly. However, there is still a possibility that some computer systems and software programs may not function properly later in the year 2000 and beyond because of a once common programming standard which used two digits instead of four digits to signify a year. This problem is often referred to as the "Year 2000" problem.

     If Globalstar is unable to fix a serious Year 2000 problem, there could be an interruption or failure of Globalstar's operations. Likewise, if Globalstar's suppliers or service providers are unable to fix a material Year 2000 problem, a resulting interruption or failure of their business could hurt Globalstar, as would a failure of the public telephone network in any country where Globalstar operates.

GLOBALSTAR AND OTHER COMPANIES INVOLVED IN GLOBALSTAR'S SYSTEM HAVE POTENTIAL CONFLICTS OF INTEREST WHICH COULD RESULT IN DECISIONS ADVERSE TO GLOBALSTAR'S INTERESTS.

     Potential conflicts of interest include the following:

     - Globalstar partners, or their affiliates, are suppliers of the major parts of the Globalstar system. They also manufacture the system elements which will be sold to service providers and subscribers.

     - Globalstar is dependent upon the management skills of Loral and technologies developed by Loral and others.

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

     - Globalstar is currently managed by a committee of its general partners, a majority of the representatives on which may be designated by Loral, which in turn owns Space Systems/Loral, Inc., a prime contractor of Globalstar.

A CHANGE OF CONTROL OF GTL OR REDUCTION IN GTL'S OWNERSHIP OF GLOBALSTAR COULD RESULT IN GTL HAVING TO PAY ADDITIONAL TAXES AND BECOMING SUBJECT TO ONEROUS REQUIREMENTS UNDER THE INVESTMENT COMPANY ACT.

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

     If GTL were to become a limited partner in Globalstar, GTL could be deemed to be an investment company under the Investment Company Act of 1940. If this happened, GTL would become subject to the registration and other requirements of that law. In order to register, GTL might be required to reincorporate as a domestic U.S. corporation and would thereafter be subject to U.S. tax on our worldwide income. GTL currently intends to conduct its operations so as to avoid being deemed an investment company under the Investment Company Act.

ITEM 2.  PROPERTIES

     Globalstar currently has two leases covering approximately 132,700 square feet of office space in San Jose, California. One lease is for 106,200 square feet of space. This lease expires on December 31, 2008. Globalstar has two options to extend the initial term of this lease for five years each. The second lease, for 26,500 square feet expires January 31, 2001. Globalstar has an option to renew this lease for one year. In addition, Globalstar leases 12,000 square feet for its back-up GOCC in El Dorado Hills, California. The lease expires in November 2006 with options to renew for up to an additional six years. Management is pursuing additional facilities space in 2000 to accommodate growth.

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

                                                                  MARKET PRICE
                                                           --------------------------
                                                              1999           1998
                                                           -----------    -----------
                                                           HIGH    LOW    HIGH    LOW
                                                           ----    ---    ----    ---
Quarter ended:
  March 31,..............................................  $24 1/2 $12 5/8 $37 1/8 $19
  June 30,...............................................   24 1/2  13 1/2  36 1/8  25 3/4
  September 30,..........................................   33      20 1/2  28 1/8   9 5/8
  December 31,...........................................   49 1/2  19     22 1/8   8 5/16

     Except for dividend payments by the Company on its 8% Series A Convertible Redeemable Preferred Stock issued in January 1999 and 9% Series B Convertible Redeemable Preferred Stock issued in December 1999 and distributions by Globalstar on its 8% RPPIs issued in January 1999 and 9% RPPIs issued in December 1999, the Company and Globalstar do not currently anticipate paying any dividends or distributions (other than to the extent that Globalstar's payment of GTL's operating expenses related to Globalstar would be treated as a distribution) prior to commencement of operations and achievement of positive cash flow. GTL has not declared or paid any cash dividends on its common stock, and Globalstar has not made any distributions on its ordinary partnership interests. GTL is a holding company, the sole asset of which is its partnership interests in Globalstar; GTL has no independent means of generating revenues. Globalstar will pay GTL's operating expenses related to Globalstar; such expenses are not expected to be material. To the extent permitted by applicable law and the agreements relating to its indebtedness, Globalstar intends to distribute to its partners, including GTL, its net cash received from operations, less amounts required to repay outstanding indebtedness, satisfy other liabilities and fund capital expenditures and contingencies (including funds required for design, construction and deployment of the second-generation satellite constellation). Globalstar's credit agreements and the indentures related to its senior notes restrict the ability of Globalstar to pay cash distributions on its ordinary partnership interests. Cash distributions by Globalstar may also be restricted by future debt covenants. GTL intends to promptly distribute as dividends to the holders of its common stock the distributions made to it by Globalstar, less any amounts required to be retained for the payment of taxes, for repayment of any liabilities, and to fund contingencies.

(B) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of February 29, 2000, there were 1,189 holders of record of GTL's Common Stock.

(C) RECENT SALES OF UNREGISTERED SECURITIES

     On December 8, 1999, GTL sold $150 million face amount of 9% Series B Convertible Redeemable Preferred Stock due 2011 in a private offering pursuant to Rule 144A and Regulation D under the Securities Act of 1933. The initial purchasers were Bear, Stearns & Co. Inc., Banc of America Securities LLC, Lehman Brothers Inc. and C.E. Unterberg, Towbin. Underwriting discounts and other costs for this offering were approximately $4 million. The price to the initial purchasers was 97.25% of the face amount of the preferred stock. The preferred stock is convertible at the option of the holder, initially at the conversion price of $25.9569 per share.

ITEM 6.  SELECTED FINANCIAL DATA

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                     (In thousands, except per share data)

                                                      YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------
                                      1999(2)      1998(1)       1997        1996        1995
                                     ----------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Equity in net loss applicable to
  ordinary partnership interests of
  Globalstar, L.P..................  $   81,861    $ 50,561    $ 24,152    $ 15,080    $ 12,632
Net loss...........................      32,151      50,561      24,152      15,080      12,632
Net loss applicable to common
  shareholders.....................      81,861      50,561      24,152      15,080      12,632
Net loss per share -- basic and
  diluted(3).......................        0.99        0.67        0.43        0.38        0.32
CASH FLOW DATA:
Provided by operating activities...      22,470
Used in investing activities.......     488,309       1,112     153,140     299,500     185,750
Provided by equity transactions....     465,839       1,112     153,140                 185,750
Provided by borrowings.............                                         299,500
Dividends paid per common share
RATIO OF EARNINGS TO FIXED
  CHARGES..........................          1x          1x          1x          1x         N/A

                                                            DECEMBER 31,
                                     ----------------------------------------------------------
                                        1999         1998        1997        1996        1995
                                     ----------    --------    --------    --------    --------
BALANCE SHEET DATA:
Investment in Globalstar, L.P......  $1,034,902    $580,428    $612,716    $482,676    $173,118
Total assets.......................   1,034,902     580,428     612,716     482,676     173,118
Convertible preferred equivalent
  obligations(4)...................                             301,410     300,358
Shareholders' equity...............   1,031,579     580,428     309,627     180,639     173,118
Shareholders' equity per common
  share(3).........................        7.46        7.08        5.05        4.52        4.33

---------------
(1) Includes GTL's proportionate share of Globalstar's $17.3 million loss from launch failure.

(2) Includes GTL's proportionate share of Globalstar's $29.9 million loss from the write-off of excess launch vehicle deposits.

(3) Restated to reflect two-for-one stock splits in May 1997 and June 1998. The 1999 balance excludes the redemption value of the 8% Series A and 9% Series B preferred stock.

(4) All convertible preferred equivalent obligations were converted into common stock in 1998.

                                GLOBALSTAR, L.P.
            (In thousands, except per partnership interest amounts)

                                     CUMULATIVE
                                   MARCH 23, 1994
                                    (COMMENCEMENT
                                  OF OPERATIONS) TO                 YEARS ENDED DECEMBER 31,
                                    DECEMBER 31,      ----------------------------------------------------
                                        1999          1999(2)    1998(3)      1997       1996       1995
                                  -----------------   --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues........................     $       --       $     --   $     --   $     --   $     --   $     --
Operating expenses..............        590,538        186,505    146,684     88,071     61,025     80,226
Interest income.................         63,918          6,141     17,141     20,485      6,379     11,989
Net loss applicable to ordinary
  partnership interests.........        639,562        232,584    151,740     88,788     71,969     68,237
Net loss per weighted average
  ordinary partnership interest
  outstanding -- basic and
  diluted.......................                          3.99       2.69       1.74       1.53       1.50
Cash distributions per ordinary
  partnership interest..........
OTHER DATA:
Deficiency of earnings to cover
  fixed charges(1)..............                       466,369    330,475    184,683     81,869        N/A
CASH FLOW DATA:
Used in operating activities....        265,657         56,576     24,958     68,615     51,756     38,368
Used in investing activities....      2,734,313        721,733    682,884    622,004    379,130    280,345
Provided by partners' capital
  transactions..................      1,361,649        463,329     14,825    132,990    284,714    318,630
Provided by (used in) other
  financing activities..........      1,765,996        386,432    287,552    998,137     95,750     (1,875)

                                                             DECEMBER 31,
                                      ----------------------------------------------------------
                                         1999         1998         1997        1996       1995
                                      ----------   ----------   ----------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents(4)........  $  173,921   $   56,739   $  464,154   $ 21,180   $ 71,602
Globalstar System under
  construction......................   3,181,189    2,302,333    1,626,913    891,033    400,257
Total assets........................   3,781,459    2,670,025    2,149,053    942,913    505,391
Vendor financing liability,
  including current portion.........     393,795      371,170      197,723    130,694     42,219
Long-term debt......................   1,799,111    1,396,175    1,099,531     96,000
Redeemable preferred partnership
  interests(5)......................                               303,089    302,037
Partners' capital...................   1,028,329      602,401      380,828    315,186    386,838

---------------
(1) The ratio of earnings to fixed charges is not meaningful as Globalstar is in the development stage and, accordingly, has incurred operating losses.

(2) The results of operations for 1999 include a $29.9 million loss from the write-off of excess launch vehicle deposits.

(3) The results of operations for 1998 include a $17.3 million loss from launch failure.

(4) Includes restricted cash of $46.2 million and $0.5 million for 1999 and 1998, respectively, received from service providers for the purchase of gateways.

(5) All outstanding redeemable preferred partnership interests as of December 31, 1997 were converted to ordinary partnership interests in April 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Globalstar Telecommunications Limited ("GTL" or the "Company") is a holding company that acts as a general partner of Globalstar, L.P. ("Globalstar") and has no other business. A subsidiary of Loral Space & Communications Ltd. ("Loral") serves as the managing general partner of Globalstar. The Company's sole asset is its investment in Globalstar and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. Therefore, matters discussed in this section address the financial condition and results of operations of Globalstar.

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Globalstar and GTL or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of either Globalstar or GTL. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond the Globalstar's or GTL's control. Some of these factors and conditions include: (i) Globalstar has just commenced commercial service and there can be no prediction of customer demand for service; (ii) dependence on service providers to market Globalstar service and implement important parts of its system and on third parties to complete its system; (iii) Globalstar has substantial debt; (iv) Globalstar may require additional financing; (v) satellites may fail prematurely; (vi) severe competition in the telecommunications industry; and
(vii) Globalstar is subject to regulation. For a detailed discussion of these factors and conditions, please refer to the periodic reports that Globalstar and GTL file with the SEC. In addition, Globalstar operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond Globalstar's control.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, including restricted cash, increased from $56.7 million at December 31, 1998 to $173.9 million at December 31, 1999. The net increase is primarily the result of the net proceeds from the sale of Globalstar's 8% convertible redeemable preferred partnership interests ("8% RPPIs") totaling $339.8 million, the sale of Globalstar's 9% convertible redeemable preferred partnership interests ("9% RPPIs") totaling $145.6 million, the net proceeds from term loans of $386.4 million and net proceeds from production gateways and user terminals of $30.5 million, partially offset by the net expenditures for the Globalstar System of $656.9 million, net cash used in operating activities of $56.6 million, distributions on redeemable preferred partnership interests of $25.0 million, and expenditures for additional spare satellites of $36.0 million.

     Current liabilities increased from $401.2 million at December 31, 1998 to $671.3 million at December 31, 1999, primarily as a result of the timing of payments to Globalstar contractors, primarily to Qualcomm Incorporated ("Qualcomm").

     In the first quarter of 2000, Globalstar service providers commenced commercial operations and as of February 29, 2000, there were 14 gateways available for service covering 78 countries. All of the 38 gateways on order have been manufactured and are ready for installation. By the end of 2000, 27 or more gateways are anticipated to be available for service, covering approximately 131 countries.

     From January 1, 1999 to February 8, 2000, Globalstar had 11 successful launches of four satellites each, aboard a combination of Soyuz and Delta launch vehicles, bringing the total number of satellites in orbit to 52 (including four in-orbit spares). As of February 8, 2000, all 52 Globalstar satellites had been launched, the majority of which were being used to test system functionality, to support service provider friendly user trials, and to provide commercial service. Globalstar has secured from SS/L twelve month call up orders for two additional Delta launch vehicles. The total future commitment for these launch vehicles is $84 million plus escalation of 3% per year. If these launch vehicles are not used by year end 2003, Globalstar will incur a termination charge of $15.9 million.

     Globalstar expects to spend $325 million on system software, for eight additional spare satellites and for financing that Globalstar is providing to the service providers for the purchase of gateways, fixed access terminals and handsets (of which $231 million is expected to be received from the service providers as repayment of such financing). In addition, cash interest, preferred dividends and operating costs are expected to be approximately $125 million per quarter in 2000. Globalstar raised $268.5 million through the sale of GTL common stock in February 2000. Globalstar believes that its cash on hand ($329 million at February 29, 2000), available credit under its two bank facilities and vendor financing arrangements (approximately $425 million at February 29, 2000), service revenues and other anticipated cash inflows will be sufficient to fund its cash outflows for 2000, provided that its $250 million credit facility is renegotiated. If Globalstar cannot renegotiate its $250 million credit facility, it believes it will be able to obtain additional funds. There can be no assurance, however, that such funds will be available on favorable terms or on a timely basis, if at all.

     Qualcomm has agreed to provide Globalstar $500 million of vendor financing (for which the terms of $400 million are still being finalized). In connection with this agreement, Qualcomm is expected to receive warrants to purchase Globalstar partnership interests comparable to those received by Loral pursuant to Loral's guarantee of Globalstar's $500 million credit facility (see below).

     SS/L has provided $330 million of billings deferred under its construction contracts with Globalstar, comprised of: $105 million of orbital incentives, of which $44 million was repaid by Globalstar in 1999 and $61 million is expected to be repaid in 2000; $90 million of vendor financing which bears interest at LIBOR plus 3% and is repayable over five years commencing in 2001; and $134 million of non-interest bearing vendor financing, due over five years in equal monthly installments, commencing in 2000. SS/L's subcontractors have assumed $116 million of such financing.

     On January 21, 1999, Globalstar sold to GTL seven million units (face amount of $50 per unit) of 8% RPPIs in connection with GTL's offering of seven million shares (face amount of $50 per share) of 8% Convertible Redeemable Preferred Stock due 2011 (the "8% Preferred Stock"). The 8% Preferred Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share. Loral purchased three million shares or $150 million face amount of the 8% Preferred Stock offered. Dividends on the 8% RPPIs and the 8% Preferred Stock accrue at 8% per annum and are payable quarterly.

     On June 30, 1999 and November 29, 1999, 100 and 2,603,605 shares of 8%
Preferred Stock, respectively, were converted into 215 and 5,597,693 shares of GTL common stock, respectively. As a result of such conversions, the 8% RPPIs were converted into 1,382,178 Globalstar ordinary partnership interests. In connection with the November 29, 1999 conversion, GTL agreed to issue 924,324 additional shares of GTL common stock representing the equivalent of the dividend pre-payments to which the holders would have been entitled if a redemption had been made. A corresponding dividend make-whole payment was also made by Globalstar for which an additional 231,081 Globalstar ordinary partnership interests were issued. Such make-whole payments are reflected as dividend income in the accompanying statement of operations.

     In July 1999, Globalstar and GTL filed a shelf registration statement (the "Shelf Registration Statement") with the SEC covering up to $500 million of securities. Under the Shelf Registration Statement, Globalstar may, from time to time, offer debt securities, which may be either senior or subordinated or secured or unsecured and GTL may, from time to time, offer shares of common stock, preferred stock or warrants, all at prices and on terms to be determined at the time of the offering.

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks for the build-out of the Globalstar System. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a $100 million three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B"). As of December 31, 1999, Globalstar had drawn down the $300 million Term Loan B and $100 million Term Loan A, bearing interest at 9.57% and 9.07%, respectively. The Term

Loan facilities require payments of $56 million in 2001, $95 million in 2002 and $249 million in 2003. All amounts outstanding under the Revolver (none outstanding at December 31, 1999) are due and payable on August 15, 2002. Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate ("LIBOR") for periods of one to six months. Globalstar pays a commitment fee on the unused portion of the facilities. The credit agreement contains customary financial covenants that commence March 31, 2001, including, minimum revenue thresholds, maintenance of consolidated net worth, interest coverage ratios and maximum leverage ratios. In addition, the credit agreement contains customary limitations on indebtedness, liens, contingent obligations, fundamental changes, asset sales, dividends, investments, optional payments and modification of subordinated and other debt instruments and transactions with affiliates.

     The credit facility is guaranteed by Loral SatCom Ltd. and Loral Satellite, Inc., wholly owned subsidiaries of Loral. The guarantee is secured by the pledge of certain assets of Loral and its subsidiaries, including the stock of the guarantors and the Telstar 6 and Telstar 7 satellites. In consideration for the guarantee, valued at $141 million, Loral and certain Loral subsidiaries received warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests (equivalent to approximately 13,800,000 shares of common stock of GTL) at an exercise price of $91.00 per partnership interest (equivalent to $22.75 per share of GTL common stock, the average of the high and low trading prices of GTL common stock on August 5, 1999, the closing date of the credit facility). 50% of the warrants vested in February 2000. Assuming the guarantee remains in effect, an additional 25% will vest in August 2000 with the remaining 25% vesting in August 2001. The warrants expire in 2006. Globalstar may call the warrants after August 5, 2001 if the market price of GTL common stock exceeds $45.50 for a certain period.

     On December 2, 1999, Globalstar sold to GTL three million units (face amount of $50 per unit) of 9% RPPIs in connection with GTL's offering of 3 million shares (face amount of $50 per share) of 9% Series B Convertible Redeemable Preferred Stock due 2011 (the "9% Preferred Stock"). The 9% Preferred Stock is convertible into shares of GTL common stock at a conversion price of $25.9569 per share. Dividends on the 9% RPPIs and the 9% Preferred Stock accrue at 9% per annum and are payable quarterly. Globalstar is using the funds for the continued deployment of the Globalstar System.

     In February 2000, GTL sold 8,050,000 shares of its common stock to the public under the Shelf Registration Statement. GTL used the net proceeds from the offering of approximately $268.5 million to purchase 1,987,654 ordinary partnership interests in Globalstar. Globalstar intends to use the offering proceeds for general corporate purposes, which may include the acceleration of Globalstar's roll-out through increased support for service provider marketing activities and the funding of promotional discounts; development of new service features; and possible repayment of debt.

RESULTS OF OPERATIONS

  Comparison of Results for the Years Ended December 31, 1999 and 1998

     Globalstar is a development stage partnership that commenced commercial operations in the first quarter of 2000. For the period March 23, 1994 (commencement of operations) to December 31, 1999, Globalstar has recorded cumulative net losses applicable to ordinary partnership interests of $639.6 million. The net loss applicable to ordinary partnership interests for 1999 increased to $232.6 million as compared to $151.7 million for 1998. The net loss for 1999 increased primarily as a result of the write-off of $29.9 million of non-refundable launch deposits no longer needed to complete the launch campaign, increased distributions on preferred partnership interests due to the issuance of both the 8% and 9% RPPIs in 1999, increased marketing expenses as Globalstar prepares for commencement of commercial operations and lower interest income during the year.

     Globalstar earned interest income of $63.9 million on cash and cash equivalent balances since commencement of operations. Interest income for 1999 was $6.1 million as compared to $17.1 million for 1998, as a result of lower average cash balances available for investment during 1999.

     Operating Expenses. Development costs represent the development of Globalstar user terminals and Globalstar's continuing in-house engineering. For 1999, these costs were $94.3 million as compared to $86.3 million for 1998. Development costs increased as a result of increased activity in the development of Globalstar user terminals and in-house engineering.

     Marketing, general and administrative expenses were $62.3 million and $43.1 million for 1999 and 1998, respectively. The increase in marketing, general and administrative expense is primarily the result of an increase in the number of employees and an increase in marketing costs as Globalstar gears up for operations.

     As of December 31, 1999, Globalstar had launched its constellation of 48 satellites, and on February 8, 2000, four spare satellites were launched. As a result of the successful launch campaign during 1999, Globalstar does not anticipate using all the excess launch vehicle capacity it had contracted for and, accordingly recorded a charge of $29.9 million. As of December 31, 1999, Globalstar has a remaining deposit balance of approximately $45 million relating to backup launch capacity supporting three additional launches, that will be used to launch spare satellites or written off when such excess capacity is no longer required.

     Depreciation. Globalstar has capitalized all costs, including interest as applicable, associated with the design, construction and deployment of the Globalstar System, except costs associated with the development of the Globalstar user terminals and certain technologies under a cost sharing arrangement with Qualcomm. Globalstar will start recording depreciation expense on the Globalstar System under construction in the first quarter of 2000, as assets are placed into service.

     Income Taxes. Globalstar is organized as a limited partnership. As such, no income tax provision or benefit is included in the consolidated financial statements of Globalstar, since U.S. income taxes are the responsibility of its partners. Generally, taxable income or loss, deductions and credits of Globalstar will be passed through to its partners.

  Transition From a Development Stage Entity to an Operating Entity

     In the first quarter of 2000, Globalstar commenced commercial operations and began the transition from a development stage entity to an operating entity. Prior to the first quarter of 2000, Globalstar devoted substantially all of its efforts to the design, development and construction of the Globalstar System and preparation for commercial operations. In the year 2000, Globalstar's operations will focus on operating the Globalstar System and the provisioning of global wireless telecommunications.

     As a result of this transition, Globalstar's financial statements will change significantly. Globalstar has previously capitalized all costs, including interest, associated with the development of the Globalstar System. Globalstar capitalized interest of $233.8 million, $178.7 million and $95.9 million during 1999, 1998 and 1997, respectively. In 2000, Globalstar will commence depreciation of the Globalstar System, and will start expensing interest costs incurred, except for the amount associated with the construction of the eight additional spare satellites and ground segment improvements.

  Comparison of Results for the Years Ended December 31, 1998 and 1997

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

     Operating Expenses. For 1998, development costs were $86.3 million as compared to $62.5 million for 1997. Development costs increased as a result of increased activity in the development of Globalstar user terminals and in-house engineering.

     Marketing, general and administrative expenses were $43.1 million and $25.6 million for 1998 and 1997, respectively. The increases in marketing, general and administrative expenses are primarily the result of an increase in the number of employees and an increase in marketing costs.

     On September 9, 1998, a malfunction of a Zenit 2 rocket resulted in the loss of 12 Globalstar satellites. A $17.3 million loss on the launch failure was recorded in the third quarter of 1998, which reflects the cost of the launch vehicle, satellites and related capitalized costs, net of insurance proceeds of $190.5 million. This amount is presented as launch related costs in the statements of operations.

TAXATION

     The Company will be subject to U.S. federal, state and local corporate tax on its share of Globalstar's income that is effectively connected with the conduct of a trade or business in the United States ("U.S. Income") and will be required to file federal, state and local income tax returns with respect to such U.S. Income. The Company expects, based on Globalstar's description of its proposed activities, that most of the Company's income will be from sources outside the United States and that such income will not be effectively connected with the conduct of a trade or business within the United States ("Foreign Income"). Thus, the Company believes that there generally will be no U.S. taxes on its share of Globalstar's Foreign Income. The U.S. Treasury Department is, however, engaged in a project to draft and propose regulations that will determine how the Company will be taxed in the United States on its share of Globalstar's income. The outcome of the regulation project cannot be predicted. The Treasury Department may adopt final regulations that characterize a substantial portion of the Company's income as derived from U.S. sources and as effectively connected with a U.S. trade or business so as to subject that income to regular U.S. federal income tax and a 30% branch profits tax.

     In addition, any portion of the Company's income from sources outside the United States, realized through Globalstar or otherwise, may be subject to taxation by certain foreign countries. The extent to which these countries may require the Company or Globalstar to pay tax or to make payments in lieu of tax cannot be determined in advance. However, based upon our review of current tax laws, including applicable international tax treaties of certain countries that we believe to be among our key potential markets, we expect that a significant portion of our worldwide income will not be subject to tax by the foreign countries from which we derive our income. To the extent that Globalstar bears a higher foreign tax because any holder of its ordinary partnership interests (including the Company) is not subject to United States tax on its share of Globalstar's foreign income, the additional foreign tax will be specially allocated to such partner and will reduce amounts distributed by Globalstar to such partner with respect to the ordinary partnership interests held by such partner.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 1999 and 1998, the fair value of Globalstar's long-term debt and interest bearing vendor financing (collectively, "long-term obligations") was estimated to be $1.5 billion and $1.3 billion, respectively, using quoted market prices or, in the case of vendor financing and term-loans with variable interest rates, recorded value. The long-term obligations carrying value exceeded fair value by $510 million and $334 million as of December 31, 1999 and 1998, respectively. Market risk on long-term obligations is estimated as the potential increase in annual interest expense resulting from a hypothetical one percent increase in interest rates and amounted to $16 million and $15 million for 1999 and 1998, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information required for this item is presented in GTL's 2000 definitive proxy statement which is incorporated herein by reference.

EXECUTIVE OFFICERS OF GTL

     The following table sets forth information concerning the executive officers of GTL and Globalstar as of March 1, 2000.

NAME                                   AGE                           POSITION
----                                   ---                           --------
Bernard L. Schwartz..................  74     Chairman and Chief Executive Officer
Eric J. Zahler.......................  49     Vice Chairman
Anthony J. Navarra...................  52     President
Michael P. DeBlasio..................  63     Senior Vice President
William Adler........................  53     Vice President and Assistant Secretary
Jeanette Clonan......................  51     Vice President -- Communications and Investor
                                              Relations
Avi Katz.............................  41     Vice President and Secretary
Nicholas C. Moren....................  53     Vice President and Treasurer
Harvey B. Rein.......................  46     Vice President and Controller
Thomas B. Ross.......................  70     Vice President -- Government Relations
Richard J. Townsend..................  49     Vice President and Chief Financial Officer
Stephen C. Wright....................  43     Vice President

EXECUTIVE OFFICERS OF GLOBALSTAR

NAME                                   AGE                           POSITION
----                                   ---                           --------
Bernard L. Schwartz..................  74     Chief Executive Officer and Chairman of the General
                                              Partners' Committee
Eric J. Zahler.......................  49     Vice Chairman of the General Partners' Committee
Anthony J. Navarra...................  52     President
William Adler........................  53     Vice President, Legal and Regulatory Affairs
Gloria Everett.......................  56     Senior Vice President, Operations
Megan Fitzgerald.....................  39     Senior Vice President, Space Operations
Joel Schindall.......................  58     Senior Vice President, Systems Development
Robert A. Wiedeman...................  61     Vice President, Systems and Regulatory Engineering
Stephen C. Wright....................  43     Vice President and Chief Financial Officer

     Mr. Schwartz has been Chief Executive Officer and Chairman of the General Partners' Committee of Globalstar since 1994. Mr. Schwartz has also been the Chairman and Chief Executive Officer of GTL since 1995, and has served as director of GTL since 1994. Mr. Schwartz has been the Chairman and Chief Executive Officer of Loral since March 1996 and had been Chairman and Chief Executive of Loral Corporation ("Old Loral") since 1972. He has been Chairman of the Board of Directors of SS/L since February 1991. He is also Chairman and Chief Executive Officer of K&F Industries, Inc., as well as a director of Reliance Group Holdings, Inc. and certain of its subsidiaries, Sorema International Holding N.V. and First Data Corporation. Mr. Schwartz is also a Trustee of New York University Medical Center.

     Mr. Zahler has been Vice Chairman of the General Partners' Committee of Globalstar and Vice Chairman of GTL since February 2000. Prior to that, Mr. Zahler had been Vice President and Secretary of GTL since May 1996. Mr. Zahler has been President and Chief Operating Officer of Loral since February 2000. Prior to that, Mr. Zahler was Executive Vice President of Loral since October 1999 and Senior Vice President of Loral since February 1998. Prior to that, he was Vice President, Secretary and General Counsel of Loral since March 1996 and had been Vice President and General Counsel of Old Loral since 1992. Prior to that time, he was a partner in the law firm of Fried, Frank, Harris, Shriver & Jacobson.

     Mr. Navarra has been President of Globalstar since September 1999 and President of GTL since February 2000. Prior to that, Mr. Navarra was acting Chief Operating Officer of Globalstar since March 1999 and Executive Vice President of GTL since 1999. Mr. Navarra had been Vice President of GTL since 1995 and Executive Vice President, Strategic Development of Globalstar since March 1994. He was Executive Vice President, Business Development at Loral Aerospace Corp. from 1992 to 1994.

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

     Mr. Katz has been Vice President and Secretary of GTL since November 1999 and Assistant Secretary of GTL since August 1997. Mr. Katz has been Vice President, General Counsel and Secretary of Loral since November 1999 and Vice President, Deputy General Counsel and Assistant Secretary of Loral since February 1998. Prior to that, Mr. Katz was Deputy General Counsel and Assistant Secretary since August 1997 and Associate General Counsel and Assistant Secretary since July 1996. Prior to that, Mr. Katz was an associate in the law firm of Willkie Farr & Gallegher since 1987.

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

     Ms. Fitzgerald has been Senior Vice President, Space Operations, of Globalstar since November 1999 and Vice President for Satellite Constellation Establishment since September 1997. Ms. Fitzgerald has been with Globalstar since June 1994 and prior to that time she was Director, Commercial Programs Marketing and New Business Development with Lockheed Martin Missiles & Space.

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

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under Items 11, 12 and 13 is presented in GTL's 2000 definitive proxy statement (to be filed no later than 120 days after the end of Globalstar's and GTL's fiscal years) which is incorporated herein by reference.

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Index to Financial Statements...............................   F-1
Globalstar Telecommunications Limited (A General Partner of
  Globalstar, L.P.)
  Independent Auditors' Report..............................   F-2
  Balance Sheets............................................   F-3
  Statements of Operations..................................   F-4
  Statements of Shareholders' Equity........................   F-5
  Statements of Cash Flows..................................   F-6
  Notes to Financial Statements.............................   F-7
Globalstar, L.P. (A development stage limited partnership)
  Independent Auditors' Report..............................  F-16
  Consolidated Balance Sheets...............................  F-17
  Consolidated Statements of Operations.....................  F-18
  Consolidated Statements of Ordinary Partners' Capital and
     Subscriptions Receivable...............................  F-19
  Consolidated Statements of Cash Flows.....................  F-21
  Notes to Consolidated Financial Statements................  F-22
Globalstar Capital Corporation (a Wholly-Owned Subsidiary of
  Globalstar, L.P.)
  Independent Auditors' Report..............................     *
  Balance Sheets............................................     *
  Notes to Balance Sheets...................................     *
Loral/Qualcomm Satellite Services, L.P. (a General Partner
  of Globalstar, L.P.)
  Independent Auditors' Report..............................    **
  Balance Sheets............................................    **
  Notes to Balance Sheets...................................    **

---------------
 * Filed as Exhibit 99.1

** Filed as Exhibit 99.2

(a) 3. EXHIBITS

EXHIBIT
NUMBER                      DESCRIPTIONS OF EXHIBIT
-------                     -----------------------
 3.1      Memorandum of Association of Globalstar Telecommunications
          Limited(1)
 3.2      Bye-Laws of Globalstar Telecommunications Limited, as
          amended, and including Schedule III annexed thereto
          regarding the 8% Series A Convertible Redeemable Preferred
          Shares due 2011(10)
 3.3      Schedule IV to the Bye-laws of Globalstar Telecommunications
          Limited regarding the 9% Series B Convertible Redeemable
          Preferred Shares due 2001(11)
 4.1      Indenture dated as of February 15, 1997 relating to
          Globalstar's and Globalstar Capital Corporation's 11 3/8%
          Senior Notes due 2004(2)
 4.2      Indenture dated as of June 1, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4% Senior Notes
          due 2004(3)
 4.3      Indenture dated as of October 15, 1997 relating to
          Globalstar's and Globalstar Capital Corporation's 10 3/4%
          Senior Notes due 2004(4)
 4.4      Indenture dated as of May 20, 1998 relating to Globalstar's and Globalstar Capital Corporation's 11 1/2% Senior Notes
          due 2005(5)

EXHIBIT
NUMBER                      DESCRIPTIONS OF EXHIBIT
-------                     -----------------------
10.1      Amended and Restated Agreement of Limited Partnership of
          Globalstar L.P., dated as of January 26, 1999, among
          Loral/Qualcomm Satellite Services, L.P., Globalstar
          Telecommunications Limited, AirTouch Satellite Services,
          Inc., Dacom Corporation, Dacom International, Inc., Hyundai
          Corporation, Hyundai Electronics Industries Co., Ltd.,
          Loral/DASA Globalstar, L.P., Loral Space & Communications
          Ltd., San Giorgio S.p.A., Telesat Limited, TE. SA. M., and
          Vodafone Satellite Services Limited(10)
10.1.2    Amendment dated as of December 8, 1999 to the Amended and
          Restated Agreement of Limited Partnership of Globalstar,
          L.P.(11)
10.1.3    Amendment dated as of February 1, 2000 to the Amended and
          Restated Agreement of Limited Partnership of Globalstar,
          L.P.(*)
10.2      Subscription Agreements by and between Globalstar, L.P., and each of AirTouch Communications, Alcatel Spacecom, Loral
          General Partner, Inc., Hyundai/Dacom and Vodastar Limited(1)
10.3      Subscription Agreement by and between Globalstar, L.P. and
          Loral/Qualcomm Satellite Services, L.P.(1)
10.4      Subscription Agreement by and between Globalstar, L.P. and
          Finmeccanica S.p.A.(1)
10.5      Subscription Agreement by and between Globalstar, L.P. and
          China Telecommunications Broadcast Satellite Corporation(10)
10.6      Form of Service Provider Agreements by and between
          Globalstar, L.P. and each of AirTouch Satellite Services,
          Inc., Finmeccanica S.p.A., Loral Globalstar, L.P.,
          Loral/DASA Globalstar, L.P., Hyundai/Dacom, TE. SA. M., and
          Vodastar Limited(1)
10.7      Development Agreement by and between Qualcomm Incorporated and Globalstar, L.P.(1)
10.8      Contract between Globalstar, L.P. and Space Systems/Loral,
          Inc.(1)
10.9      Contract for the Development of Certain Portions of the
          Ground Operations Control Center between Globalstar and
          Loral Western Development Laboratories(1)
10.10     Contract for the Development of Satellite Orbital Operations
          Centers between Globalstar and Loral Aerosys, a division of
          Loral Aerospace Corporation(1)
10.11     1994 Stock Option Plan(6)+)
10.12     Amendment to 1994 Stock Option Plan(7)+)
10.12.2   Amendment No. 2 to 1994 Stock Option Plan(* +)
10.13     Revolving Credit Agreement dated as of December 15, 1995, as amended on March 25, 1996, among Globalstar, certain banks parties thereto and Chemical Bank, as Administrative
          Agent(2)
10.14     Second Amendment to Revolving Credit Agreement dated July
          31, 1997 among Globalstar, certain banks parties thereto and
          The Chase Manhattan Bank, as Administrative Agent(4)
10.15     Third Amendment to Revolving Credit Agreement dated as of
          October 15, 1997 among Globalstar, certain banks parties
          thereto and The Chase Manhattan Bank, as Administrative
          Agent(4)
10.16     Fourth Amendment to Revolving Credit Agreement dated as of
          November 13, 1998 among Globalstar, certain banks parties
          thereto and The Chase Manhattan Bank, as Administrative
          Agent(10)
10.17     Exchange and Registration Rights Agreement, dated as of
          December 31, 1994, among Globalstar, L.P. and AirTouch
          Satellite Services, Inc., Finmeccanica S.p.A., Loral
          Globalstar, L.P., Loral/DASA Globalstar, L.P.,
          Hyundai/Dacom, TE. SA. M., and Vodastar Limited(1)
10.18     Amendment to the Exchange and Registration Rights Agreement,
          dated as of April 8, 1998, among Globalstar, L.P.,
          Globalstar Telecommunications Limited and Telesat
          Limited(10)

EXHIBIT
NUMBER                      DESCRIPTIONS OF EXHIBIT
-------                     -----------------------
10.19     Warrant Agreement dated as of February 19, 1997 relating to
          Warrants to purchase 4,129,000 shares of Common Stock of
          Globalstar Telecommunications Limited(2)
10.20     Registration Rights Agreement dated February 19, 1997
          relating to Globalstar's 11 3/8% Senior Notes due 2004 and the Company's Warrants to purchase 4,129,000 shares of
          Common Stock issued in connection therewith(2)
10.21     Registration Rights Agreement dated June 13, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4%
          Senior Notes due 2004(3)
10.22     Registration Rights Agreement dated October 29, 1997
          relating to Globalstar's and Globalstar Capital
          Corporation's 10 3/4% Senior Notes due 2004(4)
10.23     Registration Rights Agreement dated May 20, 1998 relating to
          Globalstar's and Globalstar Capital Corporation's 11 1/2%
          Senior Notes due 2005(5)
10.24     Registration Rights Agreement dated as of July 6, 1998
          relating to 8,400,000 shares of Common Stock by and among
          Globalstar Telecommunications Limited, Loral Space &
          Communications Ltd., Quantum Partners LDC, Quasar Strategic
          Partners LDC and Quantum Industrial Partners LDC.(8)
10.25     Exchange Agreement dated as of September 28, 1998 relating to 717,600 shares of Common Stock by and between Loral Space
          & Communications Ltd., DACOM Corporation and DACOM
          International, Inc.(9)
10.26     Registration Rights Agreement dated as of January 26, 1999 relating to the Company's 8% Convertible Redeemable
          Preferred Stock(10)
10.27     Credit Agreement dated August 5, 1999 among Globalstar,
          L.P., Bank of America, National Association, as
          Administration Agent, Banc of America Securities LLC, as
          Sole Lead Arranger and Sole Book Manager, Credit Lyonnais,
          New York Branch, as Syndication Agent and Lehman Commercial
          Paper Inc., as Documentation Agent(12)
10.28     Registration Rights Agreement dated December 8, 1999
          relating to GTL's 9% Series B Preferred Stock due 2011(11)
12        Statement Regarding Computation of Ratios(*)
21        List of Subsidiaries of the Registrant(*)
23        Consent of Deloitte & Touche LLP(*)
27        Financial Data Schedule (EDGAR only)(*)
99.1      Financial Statements for Globalstar Capital Corporation*
99.2      Financial Statements for Loral/Qualcomm Satellite Services,
          L.P.*

---------------
 (1) Incorporated by reference to GTL's Registration Statement on Form S-1 (No. 33-86808).

 (2) Incorporated by reference to the GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1996.

 (3) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-25461).

 (4) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-41229).

 (5) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-57749).

 (6) Incorporated by reference to the GTL Registration Statement on Form S-3 (No. 333-6477).

 (7) Incorporated by reference to the GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1997.

 (8) Incorporated by reference to Schedule 13D filed by Loral Space & Communications Ltd. on August 3, 1998.

 (9) Incorporated by reference to Schedule 13D filed by Loral Space & Communications Ltd. on February 10, 1999.

 (10) Incorporated by reference to GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1998.

 (11) Incorporated by reference from GTL's and Globalstar's Current Report on Form 8-K filed on December 21, 1999.

 (12) Incorporated by reference to GTL and Globalstar's Current Report on Form 8-K filed on August 6, 1999.

  (*) Filed herewith.

  (+) Management compensation plan.

(b) REPORTS ON FORM 8-K

DATE OF REPORT                                                         DESCRIPTION
--------------                                                         -----------
December 2, 1999 -- Item 5 -- Other Events          GTL offering of $150 million convertible
                                                    preferred stock
December 21, 1999 -- Item 5 -- Other Events         GTL sale of $150 million convertible preferred
                                                    stock

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

                                          GLOBALSTAR TELECOMMUNICATIONS LIMITED

                                          By:    /s/ BERNARD L. SCHWARTZ
                                            ------------------------------------

                                                      Bernard L. Schwartz
                                                      (Chairman of the Board and
                                                      Chief Executive Officer)
                                                      Date: March 29, 2000

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                SIGNATURES                                TITLE                      DATE
                ----------                                -----                      ----

          /s/ BERNARD L. SCHWARTZ            Chairman of the Board and          March 29, 2000
-------------------------------------------    Chief Executive Officer
            Bernard L. Schwartz

             /s/ DOUGLAS DWYRE               Director                           March 29, 2000
-------------------------------------------
               Douglas Dwyre

          /s/ SIR RONALD GRIERSON            Director                           March 29, 2000
-------------------------------------------
            Sir Ronald Grierson

            /s/ ROBERT B. HODES              Director                           March 29, 2000
-------------------------------------------
              Robert B. Hodes

             /s/ E. JOHN PEETT               Director                           March 29, 2000
-------------------------------------------
               E. John Peett

          /s/ MICHAEL B. TARGOFF             Director                           March 29, 2000
-------------------------------------------
            Michael B. Targoff

           /s/ A. ROBERT TOWBIN              Director                           March 29, 2000
-------------------------------------------
             A. Robert Towbin

          /s/ MICHAEL P. DEBLASIO            Director                           March 29, 2000
-------------------------------------------
            Michael P. DeBlasio

          /s/ RICHARD J. TOWNSEND            Principal Financial Officer        March 29, 2000
-------------------------------------------
            Richard J. Townsend

            /s/ HARVEY B. REIN               Principal Accounting Officer       March 29, 2000
-------------------------------------------
              Harvey B. Rein

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of New York, State of New York, on March 29, 2000.

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

                SIGNATURES                                TITLE                      DATE
                ----------                                -----                      ----

          /s/ BERNARD L. SCHWARTZ            Chairman of the Board and          March 29, 2000
-------------------------------------------    Chief Executive Officer
            Bernard L. Schwartz

            /s/ ERIC J. ZAHLER               Director                           March 29, 2000
-------------------------------------------
              Eric J. Zahler

               /s/ AVI KATZ                  Director                           March 29, 2000
-------------------------------------------
                 Avi Katz

                         INDEX TO FINANCIAL STATEMENTS

Globalstar Telecommunications Limited (A General Partner of
  Globalstar, L.P.)

  Independent Auditors' Report..............................   F-2
  Balance Sheets............................................   F-3
  Statements of Operations..................................   F-4
  Statements of Shareholders' Equity........................   F-5
  Statements of Cash Flows..................................   F-6
  Notes to Financial Statements.............................   F-7
Globalstar, L.P. (A development stage limited partnership)
  Independent Auditors' Report..............................  F-16
  Consolidated Balance Sheets...............................  F-17
  Consolidated Statements of Operations.....................  F-18
  Consolidated Statements of Ordinary Partners' Capital and
     Subscriptions Receivable...............................  F-19
  Consolidated Statements of Cash Flows.....................  F-21
  Notes to Consolidated Financial Statements................  F-22

                          INDEPENDENT AUDITORS' REPORT

TO THE SHAREHOLDERS OF GLOBALSTAR TELECOMMUNICATIONS LIMITED:

     We have audited the accompanying balance sheets of Globalstar Telecommunications Limited (a Bermuda company and a General Partner of Globalstar, L.P.) as of December 31, 1999 and 1998 and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Globalstar Telecommunications Limited as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

San Jose, California
February 22, 2000

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                                 BALANCE SHEETS
                       (In thousands, except share data)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                 1999        1998
                                                              ----------   --------
ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests................  $  358,968   $     --
  Dividends receivable......................................       3,323
  Ordinary partnership interests............................     661,072    568,394
  Ordinary partnership warrants.............................      11,539     12,034
                                                              ----------   --------
          Total assets......................................  $1,034,902   $580,428
                                                              ==========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Dividends payable.........................................  $    3,323   $     --
Commitments and contingencies (Note 4) Shareholders' equity:
  Preference shares, $.01 par value, 20,000,000 shares
     authorized:
     8% Series A convertible redeemable preferred stock,
      (4,396,295 shares outstanding at December 31, 1999,
      $220 million redemption value)........................     213,393
     9% Series B convertible redeemable preferred stock
      (3,000,000 shares outstanding at December 31, 1999,
      $150 million redemption value)........................     145,575
  Common stock, $1.00 par value, 600,000,000 shares
     authorized (88,742,794 and 82,016,679 shares
     outstanding at December 31, 1999 and 1998,
     respectively)..........................................      88,743     82,017
  Paid-in capital...........................................     756,615    588,802
  Warrants..................................................      11,539     12,034
  Accumulated deficit.......................................    (184,286)  (102,425)
                                                              ----------   --------
          Total shareholders' equity........................   1,031,579    580,428
                                                              ----------   --------
          Total liabilities and shareholders' equity........  $1,034,902   $580,428
                                                              ==========   ========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                 YEARS ENDED DECEMBER 31,
                                                             --------------------------------
                                                               1999        1998        1997
                                                             --------    --------    --------
Equity in net loss applicable to ordinary partnership
  interests of Globalstar, L.P. ...........................  $ 81,861    $ 50,561    $ 24,152
Dividend income on Globalstar, L.P. redeemable preferred
  partnership interests....................................   (52,220)    (22,197)    (21,202)
Interest expense on convertible preferred equivalent
  obligations..............................................     2,510      22,197      21,202
                                                             --------    --------    --------
Net loss...................................................    32,151      50,561      24,152
Preferred dividends on convertible redeemable preferred
  stock....................................................    49,710          --          --
                                                             --------    --------    --------
Net loss applicable to common shareholders.................  $ 81,861    $ 50,561    $ 24,152
                                                             ========    ========    ========
Net loss per share -- basic and diluted....................  $   0.99    $   0.67    $   0.43
                                                             ========    ========    ========
Weighted average shares outstanding -- basic and diluted...    82,668      75,252      55,924
                                                             ========    ========    ========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (In thousands)

                                CONVERTIBLE
                                 REDEEMABLE
                              PREFERRED STOCK       COMMON STOCK
                             ------------------   ----------------   PAID-IN               ACCUMULATED
                             SHARES    AMOUNT     SHARES   AMOUNT    CAPITAL    WARRANTS     DEFICIT       TOTAL
                             ------   ---------   ------   -------   --------   --------   -----------   ----------
Balance, January 1, 1997...                       10,000   $10,000   $175,750   $ 22,601    $ (27,712)   $  180,639
Exercise of warrants.......                        4,185     4,185    129,327    (22,601)                   110,911
Exercise of rights.........                        1,131     1,131     28,845                                29,976
Stock split................                       15,317    15,317    (15,317)
Exercise of stock
  options..................                            5         5         38                                    43
Warrants issued in
  connection with
  Globalstar, L.P.'s
  11 3/8% Senior Notes.....                                                       12,210                     12,210
Net loss...................                                                                   (24,152)      (24,152)
                                                  ------   -------   --------   --------    ---------    ----------
Balance, December 31,
  1997.....................                       30,638    30,638    318,643     12,210      (51,864)      309,627
Exercise of warrants.......                           33        33      1,180       (176)                     1,037
Conversion of convertible
  preferred equivalent
  obligations and stock
  issued on related
  make-whole interest
  payment..................                       10,331    10,331    309,919                               320,250
Stock split................                       40,997    40,997    (40,997)
Exercise of stock
  options..................                           18        18         57                                    75
Net loss...................                                                                   (50,561)      (50,561)
                                                  ------   -------   --------   --------    ---------    ----------
Balance, December 31,
  1998.....................                       82,017    82,017    588,802     12,034     (102,425)      580,428
Exercise of warrants.......                          163       163      3,097       (495)                     2,765
Issuance of 8% Series A
  convertible redeemable
  preferred stock..........   7,000   $ 339,775                                                             339,775
Conversion of 8% Series A
  convertible redeemable
  preferred stock and
  related make-whole
  dividend payment.........  (2,604)   (126,382)   6,522     6,522    143,777                 (23,917)
Issuance of 9% Series B
  convertible redeemable
  preferred stock..........   3,000     145,575                                                             145,575
Exercise of stock
  options..................                           41        41        153                                   194
Dividends on convertible
  redeemable preferred
  stock....................                                                                   (25,793)      (25,793)
Stock compensation
  transactions for the
  benefit of Globalstar....                                            20,786                                20,786
Net loss...................                                                                   (32,151)      (32,151)
                             ------   ---------   ------   -------   --------   --------    ---------    ----------
Balance, December 31,
  1999.....................   7,396   $ 358,968   88,743   $88,743   $756,615   $ 11,539    $(184,286)   $1,031,579
                             ======   =========   ======   =======   ========   ========    =========    ==========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                   YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                1999         1998         1997
                                                              ---------    ---------    ---------
Operating activities:
  Net loss..................................................  $ (32,151)   $ (50,561)   $ (24,152)
  Equity in net loss applicable to ordinary partnership
    interests of Globalstar, L.P. ..........................     81,861       50,561       24,152
  Accretion to redemption value of redeemable preferred
    partnership interests...................................                    (351)      (1,052)
  Dividends accrued on redeemable preferred partnership
    interests...............................................     (3,323)       1,679
  Amortization of convertible preferred equivalent
    obligations issue costs.................................                     351        1,052
  Dividend income on Globalstar, L.P. make-whole payment on
    conversion of 8% redeemable preferred partnership
    interests...............................................    (23,917)
  Change in operating liability:
    Interest payable........................................                  (1,679)
                                                              ---------    ---------    ---------
  Net cash provided by operating activities.................     22,470           --           --
                                                              ---------    ---------    ---------
Investing activities:
    Purchase of ordinary partnership interests in
      Globalstar, L.P. .....................................     (2,959)      (1,112)    (140,930)
    Purchase of 8% redeemable preferred partnership
      interests in Globalstar, L.P. ........................   (339,775)
    Purchase of 9% redeemable preferred partnership
      interests in Globalstar, L.P. ........................   (145,575)
    Purchase of warrants in Globalstar, L.P. ...............                              (12,210)
                                                              ---------    ---------    ---------
  Net cash used in investing activities.....................   (488,309)      (1,112)    (153,140)
                                                              ---------    ---------    ---------
  Financing activities:
    Net proceeds from issuance of common stock upon exercise
      of options and warrants...............................      2,959        1,112           43
    Proceeds from issuance of 8% Series A convertible
      redeemable preferred stock............................    339,775
    Proceeds from issuance of 9% Series B convertible
      redeemable preferred stock............................    145,575
    Payment of preferred stock dividends....................    (22,470)
    Proceeds from issuance of warrants in connection with
      sale of Globalstar, L.P.'s 11 3/8% Senior Notes.......                               12,210
    Proceeds from exercise of guarantee warrants............                              110,911
    Proceeds from exercise of GTL rights....................                               29,976
                                                              ---------    ---------    ---------
  Net cash provided by financing activities.................    465,839        1,112      153,140
                                                              ---------    ---------    ---------
  Net increase (decrease) in cash and cash equivalents......         --           --           --
  Cash and cash equivalents, beginning of period............         --           --           --
                                                              ---------    ---------    ---------
  Cash and cash equivalents, end of period..................  $      --    $      --    $      --
                                                              =========    =========    =========
  Noncash transactions:
    Conversion of redeemable preferred partnership interests
      and related dividend make-whole payments into ordinary
      partnership interests.................................  $ 150,299    $ 320,250
                                                              =========    =========
    Common stock issued upon conversion of convertible
      preferred securities and related interest and dividend
      make-whole payments...................................  $ 150,299    $ 320,250
                                                              =========    =========
    Stock compensation transactions for the benefit of
      Globalstar............................................  $  20,786
                                                              =========
Supplemental information:
  Interest paid during the year.............................  $   2,510    $   5,037    $  20,150
                                                              =========    =========    =========

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

     GTL's sole business is acting as a general partner of Globalstar, L.P. ("Globalstar"), a development stage limited partnership as of December 31, 1999, which in January 2000 began operating a low-earth orbit satellite-based wireless digital telecommunications system (the "Globalstar System"). The Globalstar System's world-wide coverage is designed to enable its service providers to extend modern telecommunications services to millions of people who currently lack basic telephone service and to enhance wireless communications in areas underserved or not served by existing or future cellular systems, providing a telecommunications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified.

     In the first quarter of 2000, Globalstar commenced commercial operations and began the transition from a development stage entity to an operating entity. Prior to the first quarter of 2000, Globalstar devoted substantially all of its efforts to the design, development and construction of the Globalstar System and preparation for commercial operations. In 2000, Globalstar operations will focus on operating the Globalstar System and the provisioning of global wireless telecommunications services.

     Globalstar operates in one industry segment, global mobile telephone service.

     Loral Space & Communications Ltd. ("Loral"), through a subsidiary and intermediate limited partnerships, is the managing general partner of Globalstar. As of December 31, 1999, Loral owned 24,782,997 (approximately 41%) ordinary partnership interests of Globalstar, including interests attributable to 8,363,630 shares of GTL's outstanding common stock.

     As of December 31, 1999, GTL owned 21,906,823 (36.6%) of Globalstar's 59,844,323 outstanding ordinary partnership interests, 100% of the outstanding 8% convertible redeemable preferred partnership interests (the "8% RPPIs") and 100% of the outstanding 9% convertible redeemable preferred partnership interests (the "9% RPPIs") (see Note 5). As GTL's investment in Globalstar is GTL's only asset, GTL is dependent upon Globalstar's success and achievement of profitable operations for the recovery of its investment. Globalstar is a development stage limited partnership which may encounter problems, delays and expenses, many of which may be beyond Globalstar's control. These may include, but are not limited to, in-orbit failures, problems related to technical development of the system, testing, regulatory compliance, having user terminals available in sufficient quantities, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. There can be no assurance that substantial delays in any of the foregoing matters would not delay Globalstar's achievement of profitable operations and affect the recoverability of GTL's investment. All expenses necessary to maintain GTL's operations are borne by Globalstar.

     Pursuant to other equity arrangements entered into by Globalstar (in which GTL is not a participant), Globalstar has reserved additional ordinary partnership interests for issuance for outstanding warrants issued to China Telecom to purchase Globalstar ordinary partnership interests (937,500 interests) and warrants issued to Loral as consideration for the guarantee of Globalstar's $500 million credit facility (3,450,000 interests).

     In addition, Qualcomm Incorporated ("Qualcomm") has agreed to provide Globalstar $500 million of vendor financing (for which the terms of $400 million are still being finalized). In connection with the agreement, Qualcomm is expected to receive a number of warrants to purchase Globalstar partnership

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

1. ORGANIZATION AND BUSINESS -- (CONTINUED) interests comparable to those received by Loral pursuant to Loral's guarantee of Globalstar's $500 million credit facility (see above).

     The issuance and exercise of such warrants would further dilute GTL's interest in Globalstar's ordinary partnership interests.

     In each of 1998 and 1997, GTL issued two-for-one stock splits to shareholders in the form of 100% stock dividends. Accordingly, all GTL share and per share amounts, excluding the balance sheet and statement of stockholders' equity have been restated to reflect the stock splits (see Note 6).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Investment in Globalstar, L.P.

     GTL accounts for its investment in Globalstar's ordinary partnership interests on the equity basis, recognizing its allocated share of net loss for each period since its initial investment on February 22, 1995. This investment includes the fair value of warrants received or acquired from Globalstar in 1996 and 1997 and the 8% RPPIs and 9% RPPIs (see Notes 3, 4 and 5). The excess carrying value of this investment over GTL's interest in Globalstar's total partners' capital was $612 million as of December 31, 1999. Amortization of this excess will begin in 2000, on a straight-line basis over 20 years.

  Stock Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123") GTL accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25").

  Income Taxes

     GTL is incorporated in Bermuda. Bermuda does not have an income, profits or capital gains tax. As a partner in Globalstar, however, GTL will be subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% "branch profits" tax on its share of Globalstar's income that is effectively connected with the conduct of a trade or business in the U.S. and may be subject to tax in some foreign jurisdictions on portions of its share of the partnership's foreign source income. Commencing with its investment in Globalstar, GTL has been allocated its proportionate share of partnership tax losses. The ultimate realizability of these tax loss carryforwards is dependent upon the ability of Globalstar to generate U.S. income, subject to certain other restrictions imposed by the U.S. Internal Revenue Code. Accordingly, no provision for Bermuda or U.S. income tax expense or benefit is included in GTL's Statements of Operations.

  Earnings Per Share

     GTL follows Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") in presenting basic and diluted earnings per share. Due to GTL's net losses for the years ended December 31, 1999, 1998 and 1997, diluted weighted average common shares outstanding excludes the weighted average effect of the assumed conversion of GTL's 8% Series A Convertible Redeemable Preferred Stock (the "8% Preferred Stock") into 13.7 million common shares for 1999 (see Note 5), the assumed conversion of GTL's 9% Series B Convertible Redeemable Preferred Stock (the "9% Preferred Stock") into 0.5 million common shares for 1999 (see Note 5), the assumed exercise of outstanding options and warrants, using the treasury

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) stock method, into 7.3 million, 5.8 million and 8.5 million common shares for 1999, 1998 and 1997, respectively, and the assumed conversion, prior to actual conversion in April 1998, of GTL's Convertible Preferred Equivalent Obligations into 6.7 million and 20.1 million common shares for 1998 and 1997, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share is based on the net loss applicable to common shareholders' and the weighted average common shares outstanding for 1999, 1998 and 1997.

  Comprehensive Income

     During the periods presented, GTL had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive loss has not been provided.

3. REDEMPTION OF CONVERTIBLE PREFERRED EQUIVALENT OBLIGATIONS AND CONVERSION OF REDEEMABLE PREFERRED PARTNERSHIP INTERESTS

     During 1996, GTL issued 6.2 million shares of its 6 1/2% Convertible Preferred Equivalent Obligations due 2006, par value $50 per share (the "CPEOs"). The net proceeds of $299.5 million were used by GTL to purchase 4,769,230 of 6 1/2% convertible redeemable preferred partnership interests
("6 1/2% RPPIs") in Globalstar. Costs incurred in connection with the issuance of the CPEOs were netted against the proceeds of the offering. Interest expense included accretion of the carrying value of the CPEOs and dividend income included accretion of the carrying value of the 6 1/2 RPPIs to their redemption value prior to their conversion.

     On April 30, 1998, GTL redeemed all of its outstanding CPEOs. As of April 30, 1998, all the holders of the CPEOs had converted their holdings into 20,123,230 shares of GTL common stock. As a result of such conversion, the 6 1/2% RPPIs were converted into 4,769,230 Globalstar ordinary partnership interests. In connection with the redemption, GTL issued 539,322 additional shares of GTL common stock in satisfaction of a required interest make-whole payment. A corresponding dividend make-whole payment was also made by Globalstar for which an additional 134,830 Globalstar ordinary partnership interests were issued. Such make-whole payments are reflected as dividend income and interest expense in the accompanying statements of operations. On May 10, 1999, Globalstar paid the holders of the 6 1/2% RPPIs $2.51 million for unpaid dividends during the period March 1, 1998 to the conversion date.

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

     As of December 31, 1999, there were outstanding warrants to purchase 3,906,524 shares of GTL common stock which were exercisable at a price of $17.394 per share and expire on February 15, 2004. Any proceeds from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests.

5. SHAREHOLDERS' EQUITY

  Common Stock

     In May 1997 and June 1998, GTL issued two-for-one stock splits in the form of 100% stock dividends. Accordingly, all GTL share and per share amounts, excluding the balance sheets and statements of

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5. SHAREHOLDERS' EQUITY -- (CONTINUED)
shareholders' equity, have been restated to reflect the two-for-one stock splits. Prior to the stock splits, GTL's equity securities and convertible securities were represented by equivalent Globalstar partnership interests on an approximate one-for-one basis. Globalstar's partnership interests were not affected by the GTL stock splits and, accordingly, GTL's equity securities and convertible securities are now represented by equivalent Globalstar partnership interests on an approximate four-for-one basis.

     Partners in Globalstar have the right to exchange their ordinary partnership interests into common stock of GTL on an approximate one-for-four basis following Globalstar's commencement of service date and after at least two consecutive quarters of positive net income, subject to certain annual limitations. GTL has reserved approximately 153.7 million shares for this purpose.

  Shelf Registration

     In July 1999, Globalstar and GTL filed a shelf registration statement (the "Shelf Registration Statement") with the SEC covering up to $500 million of securities. Under the Shelf Registration Statement, Globalstar may, from time to time, offer debt securities, which may be either senior or subordinated or secured or unsecured and GTL may, from time to time, offer shares of common stock, preferred stock or warrants, all at prices and on terms to be determined at the time of the offering (see Note 7).

  8% Preferred Stock

     On January 21, 1999, GTL sold seven million shares (face amount of $50 per share) of 8% Preferred Stock which have an aggregate liquidation preference equal to its $350 million aggregate redemption value and a mandatory redemption date of February 15, 2011. Dividends accrue at 8% per annum and are payable quarterly. The 8% Preferred Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share, subject to adjustment for certain antidilution events. Loral purchased 3 million shares ($150 million face amount) of the 8% Preferred Stock issued, in order to maintain its prior percentage ownership interest in Globalstar. GTL used the net proceeds of approximately $340 million to purchase seven million units (face amount of $50 per unit) of Globalstar's 8% RPPIs having terms substantially similar to those of the 8% Preferred Stock.

     The 8% Preferred Stock has limited voting rights. With respect to dividend rights and rights upon liquidation, winding up and dissolution, the 8% Preferred Stock ranks parri passu with the 9% Preferred Stock and senior to common stock and to all other future series of preferred stock or other class of capital stock of GTL, the terms of which do not expressly provide that such series or class ranks senior to or on parity with the 8% Preferred Stock. Prior to its mandatory redemption date, the 8% Preferred Stock is redeemable (at a premium which declines over time) by GTL beginning in February 2002 (or beginning in February 2000 if GTL's stock price exceeds certain defined price ranges). Payments due on the 8% Preferred Stock may be made in cash, GTL common stock or a combination of both at the option of GTL. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends, holders of the majority of the outstanding shares of 8% Preferred Stock will be entitled to elect additional members to GTL's Board of Directors.

     On June 30, 1999 and November 29, 1999, 100 and 2,603,605 shares of 8%
Preferred Stock, respectively, were converted into 215 and 5,597,693 shares of GTL common stock, respectively. As a result of such conversions, the 8% RPPIs were converted into 1,382,178 Globalstar ordinary partnership interests. In connection with certain of the conversions, GTL agreed to issue 924,324 additional shares of GTL common stock representing the equivalent of the dividend pre-payments to which the holders would have been entitled if a redemption had been made. A corresponding dividend make-whole payment was also made by Globalstar

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5. SHAREHOLDERS' EQUITY -- (CONTINUED)
for which an additional 231,081 Globalstar ordinary partnership interests were issued. Such make-whole payments are reflected as dividend income in the accompanying statements of operations. The remaining shares of 8% Preferred Stock outstanding at December 31, 1999 were convertible into 9,451,837 shares of GTL common stock.

  9% Preferred Stock

     On December 2, 1999, GTL sold three million shares (face amount of $50 per share) of 9% Preferred Stock. The 9% Preferred Stock has an aggregate liquidation preference equal to its $150 million aggregate redemption value and a mandatory redemption date of December 1, 2011. Dividends accrue at 9% per annum and are payable quarterly. The 9% Preferred Stock is convertible into shares of GTL common stock at a conversion price of $25.9569 per share, subject to adjustment for certain antidilution events. GTL used the net proceeds of approximately $145 million to purchase three million units (face amount of $50 per unit) of Globalstar's 9% RPPIs having terms substantially similar to those of the 9% Preferred Stock. As of December 31, 1999, the outstanding shares of 9% Preferred Stock were convertible into 5,778,810 shares of GTL common stock.

     The 9% Preferred Stock has limited voting rights. With respect to dividend rights and rights upon liquidation, winding up and dissolution, the 9% Preferred Stock ranks parri passu with the 8% Preferred Stock and senior to common stock and to all other future series of preferred stock, unless otherwise specified, or other class of capital stock of GTL, the terms of which do not expressly provide that such series or class ranks senior to or on parity with the 9% Preferred Stock. Prior to its mandatory redemption date, the 9% Preferred Stock is redeemable (at a premium which declines over time) by GTL beginning in December 2002 (or beginning in December 2000 if GTL's stock price exceeds certain defined price ranges). Payments due on the 9% Preferred Stock may be made in cash, GTL common stock or a combination of both at the option of GTL. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends, holders of the majority of the outstanding shares of 9% Preferred Stock will be entitled to elect additional members to GTL's Board of Directors.

  Guarantee Warrants

     On December 15, 1995, Globalstar entered into a $250 million credit agreement (the "Globalstar Credit Agreement") with a group of banks. Lockheed Martin Corporation ("Lockheed Martin"), Space Systems/ Loral, Inc. ("SS/L"), a subsidiary of Loral, and certain Globalstar partners guaranteed $206.3 million, $11.7 million and $32.0 million of the Globalstar Credit Agreement, respectively. In addition, Loral agreed to indemnify Lockheed Martin for any liability in excess of $150 million. In exchange for the guarantee and indemnity, GTL issued warrants to purchase 16,741,272 shares of GTL common stock at $6.625 per share as follows: Loral and SS/L 4,550,088 warrants, Lockheed Martin 10,044,760 warrants and certain Globalstar partners 2,146,424 warrants. As part of this transaction, Globalstar issued to GTL, warrants to purchase an additional 1,131,168 ordinary partnership interests of Globalstar. In addition, GTL distributed to the holders of its common stock rights to subscribe for and purchase 4,524,672 GTL shares for a price of $6.625 per share of which Loral received rights to purchase 636,688 shares and Loral agreed to purchase all shares not purchased upon exercise of the rights. In March 1997, the warrants to purchase 16,741,272 shares of GTL common stock were exercised for proceeds of approximately $110.9 million. In May 1997, GTL shareholders exercised the rights to purchase 4,524,672 shares of GTL common stock (including 700,696 shares purchased by Loral) for $6.625 per share for proceeds of $30.0 million. GTL used the total proceeds of $140.9 million to purchase 5,316,486 Globalstar ordinary partnership interests for $26.50 per interest.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5. SHAREHOLDERS' EQUITY -- (CONTINUED)
  Stock Option Arrangements

     Officers, directors and employees of Globalstar are eligible to participate in GTL's 1994 Stock Option Plan (the "Plan"), which provides for nonqualified and incentive stock options. The Plan is administered by a stock option committee (the "Committee"), appointed by GTL's Board of Directors. The Committee determines the option price, exercise date and the expiration date of each option (provided no option shall be exercisable after ten years from the date of grant). Proceeds received by GTL for options exercised will in turn be used to purchase Globalstar ordinary partnership interests under an approximate four-for-one exchange arrangement.

     As described in Note 2, GTL accounts for its employee stock-based compensation using the intrinsic value method in accordance with APB 25, and its related interpretations. Accordingly, no compensation expense based on the fair value method has been recognized in GTL's financial statements for employee stock-based compensation.

     SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as though GTL had adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from GTL's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. GTL's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 50% for 1999 and 30% for 1998 and 1997; risk free interest rates, 4.4% to 6.6% based on date of grant; and no dividends during the expected term. GTL's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1999, 1998, and 1997 awards had been amortized to Globalstar's expense over the vesting period of the awards, GTL's pro forma net loss applicable to common shareholders and the related loss per share would have been $83,567,000 or $1.01 per diluted share in 1999, $51,415,000 or $0.68 per diluted share in 1998 and $24,837,000 or $0.44 per diluted share in 1997.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5. SHAREHOLDERS' EQUITY -- (CONTINUED)
     A summary of the status of the GTL stock option plan for the years ended December 31, 1999, 1998 and 1997 is presented below:

                                                                      WEIGHTED-
                                                                       AVERAGE
                                                                      EXERCISE
                                                          SHARES        PRICE
                                                         ---------    ---------
Outstanding at January 1, 1997.........................    924,800     $ 9.21
Granted (weighted average fair value of $7.10 per
  share)...............................................    527,800      21.97
Forfeited..............................................    (58,800)     11.16
Exercised..............................................    (10,360)      4.16
                                                         ---------     ------
Outstanding at December 31, 1997.......................  1,383,440      14.03
Granted (weighted average fair value of $5.73 per
  share)...............................................    810,400      19.42
Forfeited..............................................    (54,000)     18.56
Exercised..............................................    (18,150)      4.16
                                                         ---------     ------
Outstanding at December 31, 1998.......................  2,121,690      16.06
Granted (weighted average fair value of $10.98 per
  share)...............................................  2,821,500      22.79
Forfeited..............................................   (258,300)     19.87
Exercised..............................................    (41,090)      4.71
                                                         ---------     ------
Outstanding at December 31, 1999.......................  4,643,800     $20.03
                                                         =========     ======
Options exercisable at December 31, 1999...............    584,433     $11.72
                                                         =========     ======
Options exercisable at December 31, 1998...............    291,890     $ 7.83
                                                         =========     ======
Options exercisable at December 31, 1997...............     95,240     $ 4.16
                                                         =========     ======

     The options generally expire ten years from the date of grant and become exercisable over the period stated in each option, generally ratably over a five-year period. All options granted were non-qualified stock options with an exercise price equal to fair market value at the date of grant. During 1999, the Company granted stock options to certain non-employees to purchase 579,400 shares of GTL common stock. The fair value of such options totaled approximately $20,786,000, has been recorded as additional investment in Globalstar and is being amortized by Globalstar over the vesting period. The fair value attributable to the unvested portion of such options is subject to adjustment based upon the future value of GTL's common stock. As of December 31, 1999, 286,600 shares of common stock were available for future grant under the Plan.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

5. SHAREHOLDERS' EQUITY -- (CONTINUED)
     The following table summarizes information about GTL's outstanding stock options at December 31, 1999:

                                            OUTSTANDING                     EXERCISABLE
                                ------------------------------------    -------------------
                                              WEIGHTED
                                               AVERAGE      WEIGHTED               WEIGHTED
                                              REMAINING     AVERAGE                AVERAGE
                                             CONTRACTUAL    EXERCISE               EXERCISE
EXERCISE PRICE RANGE             NUMBER      LIFE-YEARS      PRICE      NUMBER      PRICE
--------------------            ---------    -----------    --------    -------    --------
$4.16.........................    329,300       5.69         $ 4.16     234,900     $ 4.16
$12.59 to $19.38..............  1,027,100       7.70          13.80     246,200      13.54
$20.63 to $30.28..............  3,287,400       9.15          23.57     103,333      24.54
                                ---------                               -------
                                4,643,800       8.59         $20.03     584,433     $11.72
                                =========                               =======

  Stock Option Transactions

     GTL and Globalstar have agreed that upon the exercise of options under the GTL 1994 Stock Option Plan by optionees who are employees of Globalstar or any of its controlling entities, Globalstar will issue to GTL one Globalstar ordinary partnership interest for approximately every four shares of common stock issued to the optionee. During 1999, 1998 and 1997, GTL purchased 10,273, 4,538 and 2,590 Globalstar ordinary partnership interests, respectively, with the proceeds from the issuance of the common stock pursuant to GTL option exercises.

6. INCOME TAXES

     As a partner in Globalstar, GTL has been allocated its proportionate share of partnership tax losses. To the extent that these losses are effectively connected with the conduct of a trade or business in the U.S., they will be available as a carryforward to offset GTL's share of Globalstar's income that may be subject to U.S. tax in the future. As of December 31, 1999, GTL had approximately $117.4 million of such effectively connected losses available for carryforward which expire at varying dates from 2010 through 2019.

     Since the ultimate realizability of these tax loss carryforwards is dependent upon the ability of Globalstar to generate sufficient U.S. income in the future, GTL has established a 100% valuation allowance against the deferred tax asset related to these loss carryforwards. Accordingly, no income tax expense or benefit is included in GTL's statements of operations and net deferred taxes are zero at December 31, 1999 and 1998.

7. SUBSEQUENT EVENT

     On February 1, 2000, GTL sold 8,050,000 shares of common stock in a public offering under the Shelf Registration Statement. The purchase price was $35 per share, yielding net proceeds of approximately $268.5 million to the Company. GTL used the proceeds to purchase 1,987,654 ordinary partnership interests in Globalstar. Globalstar plans to use the proceeds for general corporate purposes which may include the acceleration of Globalstar's roll-out through increased support of service provider marketing activities and the funding of promotional discounts; the development of new features; or potential repayment of debt.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

8. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                             QUARTER ENDED
                                         -----------------------------------------------------
                                         MARCH 31,    JUNE 30,    SEPT. 30,(1)    DEC. 31,(2)
                                         ---------    --------    ------------    ------------
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999:
Equity in net loss applicable to
  ordinary Partnership interests of
  Globalstar...........................   $15,698     $15,777       $16,769         $33,617
Net loss...............................    10,948       8,347         9,640           3,216
Net loss applicable to common
  shareholders.........................    15,698      15,777        16,769          33,617
Net loss per share -- basic and
  diluted..............................      0.19        0.19          0.20            0.41
1998:
Equity in net loss applicable to
  ordinary partnership interests of
  Globalstar...........................   $ 7,290     $13,279       $14,555         $15,437
Net loss...............................     7,290      13,279        14,555          15,437
Net loss applicable to common
  shareholders.........................     7,290      13,279        14,555          15,437
Net loss per share -- basic and
  diluted..............................      0.12        0.18          0.18            0.19

---------------
(1) Results of operations for the quarter ended September 30, 1998, include GTL's proportionate share of Globalstar's $17.3 million loss from launch failure.

(2) Results of operations for the quarter ended December 31, 1999, include GTL's proportionate share of Globalstar's $29.9 million write-off of excess launch vehicle deposits.

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Globalstar, L.P.:

     We have audited the accompanying consolidated balance sheets of Globalstar, L.P. (a development stage limited partnership) and its subsidiaries (collectively, the "Partnership") as of December 31, 1999 and 1998, and the related consolidated statements of operations, partners' capital and subscriptions receivable and cash flows for each of the three years in the period ended December 31, 1999 and cumulative. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1999 and 1998, and the results of its operations and its cash flows for the periods stated above in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

San Jose, California
February 22, 2000

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                          CONSOLIDATED BALANCE SHEETS
                  (In thousands, except partnership interests)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         1998
                                                              ----------   ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  127,675   $   56,223
  Restricted cash...........................................      46,246          516
  Insurance proceeds receivable.............................                   28,500
  Production gateways and user terminals....................     114,980      145,509
  Other current assets......................................       4,001        5,540
                                                              ----------   ----------
         Total current assets...............................     292,902      236,288
Property and equipment, net.................................       5,128        4,958
Globalstar System under construction:
  Space segment.............................................   2,109,275    1,615,485
  Ground segment............................................   1,071,914      686,848
                                                              ----------   ----------
                                                               3,181,189    2,302,333
Additional spare satellites.................................      53,467
Deferred financing costs....................................     151,873       15,845
Other assets................................................      96,900      110,601
                                                              ----------   ----------
         Total assets.......................................  $3,781,459   $2,670,025
                                                              ==========   ==========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable..........................................  $   10,908   $   14,240
  Payable to affiliates.....................................     468,536      216,542
  Vendor financing liability................................     137,484      127,180
  Accrued expenses..........................................      20,841       11,679
  Accrued interest..........................................      33,533       31,549
                                                              ----------   ----------
         Total current liabilities..........................     671,302      401,190
Deferred revenues...........................................      25,811       25,811
Vendor financing liability, net of current portion..........     256,311      243,990
Deferred interest payable...................................         595          458
Term loans payable..........................................     400,000
Senior notes payable ($1,450,000 aggregate principal
  amount)...................................................   1,399,111    1,396,175
Commitments and contingencies (Notes 3, 5, 6, 7, 8, 12 and
  14)
Partners' capital:
    8% Series A convertible redeemable preferred partnership
     interests (4,396,295 interests outstanding at December
     31, 1999, $220 million redemption value)...............     213,393
    9% Series B convertible redeemable preferred partnership
     interests (3,000,000 interests outstanding at December
     31, 1999, $150 million redemption value)...............     145,575
    Ordinary partnership interests (59,844,323 and
     58,180,093 interests outstanding at December 31, 1999
     and 1998, respectively)................................     516,530      573,421
    Unearned compensation...................................     (16,754)
    Warrants................................................     169,585       28,980
                                                              ----------   ----------
         Total partners' capital............................   1,028,329      602,401
                                                              ----------   ----------
         Total liabilities and partners' capital............  $3,781,459   $2,670,025
                                                              ==========   ==========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (In thousands, except per ordinary partnership interest amounts)

                                                                                   CUMULATIVE
                                                                                  MARCH 23,1994
                                                YEARS ENDED DECEMBER 31,          (COMMENCEMENT
                                             -------------------------------    OF OPERATIONS) TO
                                              1997        1998        1999      DECEMBER 31, 1999
                                             -------    --------    --------    -----------------
Operating expenses:
  Development costs........................  $62,478    $ 86,253    $ 94,313        $369,329
  Marketing, general and administrative....   25,593      43,116      62,279         173,981
  Launch related costs (Note 5)............               17,315      29,913          47,228
                                             -------    --------    --------        --------
          Total operating expenses.........   88,071     146,684     186,505         590,538
Interest income............................   20,485      17,141       6,141          63,918
                                             -------    --------    --------        --------
Net loss...................................   67,586     129,543     180,364         526,620
Preferred distributions on redeemable
  preferred partnership interests and
  accretion to redemption value............   21,202      22,197      52,220         112,942
                                             -------    --------    --------        --------
Net loss applicable to ordinary partnership
  interests................................  $88,788    $151,740    $232,584        $639,562
                                             =======    ========    ========        ========
Net loss per ordinary partnership
  interest -- basic and diluted............  $  1.74    $   2.69    $   3.99
                                             =======    ========    ========
Weighted average ordinary partnership
  interests outstanding -- basic and
  diluted..................................   50,981      56,323      58,341
                                             =======    ========    ========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND
                            SUBSCRIPTIONS RECEIVABLE
                                 (in thousands)

                               PARTNERS' CAPITAL

                                                 CONVERTIBLE
                                                 REDEEMABLE
                                                  PREFERRED     ORDINARY
                                                 PARTNERSHIP   PARTNERSHIP     UNEARNED
                                                  INTERESTS     INTERESTS    COMPENSATION   WARRANTS     TOTAL
                                                 -----------   -----------   ------------   --------   ----------
Capital subscription, March 23, 1994
  General partner (18,000 interests)...........                 $  50,000                              $   50,000
  Limited partner (18,000 interests)...........                   225,000                                 225,000
Cost of raising capital........................                    (2,400)                                 (2,400)
Net losses -- pre-capital subscription period:
  Year ended December 31, 1993.................                   (11,510)                                (11,510)
  January 1, 1994 to March 22, 1994............                    (6,872)                                 (6,872)
Net loss applicable to ordinary partnership
  interests -- March 23, 1994 (commencement of
  operations) to December 31, 1994.............                   (26,244)                                (26,244)
Capital subscription, December 31, 1994 (1,000
  limited partnership interests)...............                    18,750                                  18,750
                                                  ---------     ---------      --------     --------   ----------
Capital balances, December 31, 1994............                   246,724                                 246,724
Sale of general partnership interests to GTL,
  February 22, 1995 (10,000 interests).........                   185,750                                 185,750
Warrant agreement in connection with debt
  guarantee....................................                                             $22,601        22,601
Net loss applicable to ordinary partnership
  interests -- Year ended December 31, 1995....                   (68,237)                                (68,237)
                                                  ---------     ---------      --------     --------   ----------
Capital balances -- December 31, 1995..........                   364,237                    22,601       386,838
Stock compensation transactions by managing
  general partner for the benefit of
  Globalstar...................................                       317                                     317
Net loss applicable to ordinary partnership
  interests -- Year ended December 31, 1996....                   (71,969)                                (71,969)
                                                  ---------     ---------      --------     --------   ----------
Capital balances -- December 31, 1996..........                   292,585                    22,601       315,186
Exercise of warrants in March 1997 (5,316
  interests)...................................                   163,488                   (22,601)      140,887
Warrant agreement in connection with issuance
  of senior notes..............................                                              12,210        12,210
Stock compensation transactions by managing
  general partner for the benefit of
  Globalstar...................................                     1,290                                   1,290
Sale of ordinary partnership interests in
  connection with GTL stock option exercises (3
  interests)...................................                        43                                      43
Net loss applicable to ordinary partnership
  interests -- Year ended December 31, 1997....                   (88,788)                                (88,788)
                                                  ---------     ---------      --------     --------   ----------
Capital balances -- December 31, 1997..........                   368,618                    12,210       380,828
Exercise of warrants (15 interests)............                     1,213                      (176)        1,037
Stock compensation transactions by managing
  general partner for the benefit of
  Globalstar...................................                     1,284                                   1,284
Sale of ordinary partnership interests in
  connection with GTL stock option exercises (5
  interests)...................................                        75                                      75
Conversion of redeemable preferred partnership
  interests into ordinary partnership interests
  and related dividend make-whole
  payment -- April 1998 (4,904 interests)......                   320,250                                 320,250

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL AND
                    SUBSCRIPTIONS RECEIVABLE -- (CONTINUED)
                                 (in thousands)

                                                 CONVERTIBLE
                                                 REDEEMABLE
                                                  PREFERRED     ORDINARY
                                                 PARTNERSHIP   PARTNERSHIP     UNEARNED
                                                  INTERESTS     INTERESTS    COMPENSATION   WARRANTS     TOTAL
                                                 -----------   -----------   ------------   --------   ----------
Warrants issued to China Telecom to acquire
  ordinary partnership interests...............                                              31,917        31,917
Exercise of warrants by China Telecom -- April
  1998 (937 interests).........................                    33,721                   (14,971)       18,750
Net loss applicable to ordinary partnership
  interests -- Year ended December 31, 1998....                  (151,740)                               (151,740)
                                                  ---------     ---------      --------     --------   ----------
Capital balances -- December 31, 1998..........                   573,421                    28,980       602,401
Sale of 8% Series A convertible redeemable
  preferred partnership interests -- January
  1999.........................................   $ 339,775                                               339,775
Exercise of warrants (41 interests)............                     3,260                      (495)        2,765
Stock compensation transactions by managing
  general partner for the benefit of
  Globalstar...................................                     1,154                                   1,154
Sale of ordinary partnership interests in
  connection with GTL stock option exercises
  (10 interests)...............................                       194                                     194
Conversion of 8% Series A convertible
  redeemable preferred partnership interests
  into ordinary partnership interests and
  related dividend make-whole payment -- June &
  November 1999 (1,613 interests)..............    (126,382)      150,299                                  23,917
Warrants issued for ordinary partnership
  interests in exchange for debt guarantee.....                                             141,100       141,100
Sale of 9% Series B convertible redeemable
  preferred partnership interests -- December
  1999.........................................     145,575                                               145,575
Unearned compensation..........................                    20,786       (20,786)
Amortization of unearned compensation..........  ..........                       4,032                     4,032
Net loss applicable to ordinary partnership
  interests -- Year ended December 31, 1999....                  (232,584)                               (232,584)
                                                  ---------     ---------      --------     --------   ----------
Capital balances -- December 31, 1999..........   $ 358,968     $ 516,530      $(16,754)    $169,585   $1,028,329
                                                  =========     =========      ========     ========   ==========
SUBSCRIPTIONS RECEIVABLE
Capital subscriptions:
  March 23, 1994...............................                 $ 275,000                              $  275,000
  December 31, 1994............................                    18,750                                  18,750
                                                                ---------                              ----------
  Total subscriptions..........................                   293,750                                 293,750
                                                                ---------                              ----------
  Cash received................................                  (148,661)                               (148,661)
  Credit for pre-capital subscription costs....                   (11,309)                                (11,309)
                                                                ---------                              ----------
                                                                 (159,970)                               (159,970)
                                                                ---------                              ----------
  Subscriptions receivable, December 31,
    1994.......................................                   133,780                                 133,780
    Cash received..............................                  (133,780)                               (133,780)
                                                                ---------                              ----------
  Subscriptions receivable, December 31, 1995,
    1996, 1997, 1998 and 1999..................                 $      --                              $       --
                                                                =========                              ==========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.

                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                      CUMULATIVE
                                                                                                    MARCH 23, 1994
                                                                   YEARS ENDED DECEMBER 31,          (COMMENCEMENT
                                                              ----------------------------------   OF OPERATIONS) TO
                                                                 1997        1998        1999      DECEMBER 31, 1999
                                                              ----------   ---------   ---------   -----------------
Operating activities:
 Net loss...................................................  $  (67,586)  $(129,543)  $(180,364)     $  (526,620)
 Launch related costs.......................................                  17,315      29,913           47,228
 Deferred revenues..........................................                   2,159                       25,811
 Stock compensation transactions............................       1,290       1,284       5,186            8,077
 Depreciation and amortization..............................       1,016       1,730       2,312            6,280
 Changes in operating assets and liabilities:
   Other current assets.....................................        (507)     (4,427)      1,539           (4,001)
   Other assets.............................................        (706)     (9,768)     (2,951)         (13,532)
   Accounts payable.........................................      (2,017)     13,654      (7,120)           4,801
   Payable to affiliates....................................      (1,488)     79,271      89,070          168,781
   Accrued expenses.........................................       1,383       3,367       5,839           17,518
                                                              ----------   ---------   ---------      -----------
       Net cash used in operating activities................     (68,615)    (24,958)    (56,576)        (265,657)
                                                              ----------   ---------   ---------      -----------
Investing activities:
 Globalstar System under construction.......................    (710,991)   (941,014)   (880,980)      (3,391,128)
 Insurance proceeds from launch failure.....................                 162,000      28,500          190,500
 Payable to affiliates for Globalstar System under
   construction.............................................      42,908      31,914     145,441          272,964
 Capitalized interest accrued...............................      39,552      16,757      23,697           85,232
 Accounts payable...........................................      (1,112)       (686)      3,788            6,107
 Vendor financing liability.................................      67,029     173,447      22,625          393,795
                                                              ----------   ---------   ---------      -----------
 Cash used for Globalstar System............................    (562,614)   (557,582)   (656,929)      (2,442,530)
 Advances for production gateways and user terminals........     (32,642)   (127,856)    (23,179)        (183,677)
 Cash receipts for production gateways and user terminals...       4,129      10,860      53,708           68,697
 Receipt and use of restricted cash.........................      (2,466)      1,950     (45,730)         (46,246)
 Additional spare satellites................................                             (53,467)         (53,467)
 Payables to affiliates for additional spare satellites.....                              17,483           17,483
 Purchases of property and equipment........................      (1,870)     (4,114)     (2,482)         (11,408)
 Other assets...............................................     (24,889)     (5,250)     (9,939)         (72,968)
 Deferred FCC license costs.................................      (1,652)       (892)     (1,198)         (10,197)
 Purchases of investments...................................                                             (126,923)
 Maturity of investments....................................                                              126,923
                                                              ----------   ---------   ---------      -----------
       Net cash used in investing activities................    (622,004)   (682,884)   (721,733)      (2,734,313)
                                                              ----------   ---------   ---------      -----------
Financing activities:
 Net proceeds from issuance of $500,000, 11 3/8% Senior
   Notes....................................................     472,090                                  472,090
 Proceeds from warrants issued in connection with $500,000,
   11 3/8% Senior Notes.....................................      12,210                                   12,210
 Net proceeds from issuance of $325,000 11 1/4% Senior
   Notes....................................................     301,850                                  301,850
 Net proceeds from issuance of $325,000 10 3/4% Senior
   Notes....................................................     320,197                                  320,197
 Net proceeds from issuance of $300,000 11 1/2% Senior
   Notes....................................................                 287,552                      287,552
 Proceeds from issuance of $100,000 Term Loan A.............                             100,000          100,000
 Proceeds from issuance of $300,000 Term Loan B.............                             300,000          300,000
 Deferred financing costs...................................                             (13,568)         (15,693)
 Proceeds from capital subscriptions receivable.............                                              282,441
 Payment of accrued capital raising costs...................                                               (2,400)
 Sale of ordinary partnership interests.....................     140,930      19,862       2,959          349,501
 Sale of 8% Series A convertible redeemable preferred
   partnership interests to GTL.............................                             339,775          639,275
 Sale of 9% Series B convertible redeemable preferred
   partnership interests to GTL.............................                             145,575          145,575
 Distributions on redeemable preferred partnership
   interests................................................     (20,150)     (5,037)    (24,980)         (65,000)
 Prepaid interest on redeemable preferred partnership
   interests................................................                                                   47
 Borrowings under long-term revolving credit facility.......      65,000                  75,000          246,000
 Repayment of borrowings under long-term revolving credit
   facility.................................................    (161,000)                (75,000)        (246,000)
                                                              ----------   ---------   ---------      -----------
       Net cash provided by financing activities............   1,131,127     302,377     849,761        3,127,645
                                                              ----------   ---------   ---------      -----------
Net increase (decrease) in cash and cash equivalents........     440,508    (405,465)     71,452          127,675
 Cash and cash equivalents, beginning of period.............      21,180     461,688      56,223
                                                              ----------   ---------   ---------
 Cash and cash equivalents, end of period...................  $  461,688   $  56,223   $ 127,675      $   127,675
                                                              ==========   =========   =========      ===========
 Noncash transactions:
   Payable to affiliates....................................                                          $     9,308
                                                                                                      ===========
   Accrual of capital raising costs.........................                                          $     2,400
                                                                                                      ===========
   Deferred FCC license costs...............................                                          $     2,235
                                                                                                      ===========
   Warrants issued in exchange for debt guarantee...........                           $ 141,000      $   163,601
                                                                                       =========      ===========
   Accretion to redemption value of preferred partnership
     interests..............................................  $    1,052   $     351                  $     3,940
                                                              ==========   =========                  ===========
   Ordinary partnership interests distributed upon
     conversion of redeemable preferred partnership
     interests and related dividend make-whole payments.....               $ 320,250   $ 150,299      $   470,549
                                                                           =========   =========      ===========
   Warrants issued to China Telecom to acquire ordinary
     partnership interests..................................               $  31,917                  $    31,917
                                                                           =========                  ===========
   Dividends accrued........................................                           $   3,323      $     3,323
                                                                                       =========      ===========
   Stock compensation transactions issued by GTL on behalf
     of Globalstar..........................................                           $  20,786      $    20,786
                                                                                       =========      ===========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

     Globalstar, L.P. ("Globalstar"), a Delaware limited partnership with a December 31 year end, was formed in November 1993. It had no activities until March 23, 1994, when it received capital subscriptions for $275 million and commenced operations. The accompanying financial statements reflect the operations of the Partnership from that date.

     The managing general partner of Globalstar is Loral/QUALCOMM Satellite Services, L.P. ("LQSS"). The general partner of LQSS is Loral/QUALCOMM Partnership, L.P. ("LQP"), a Delaware limited partnership comprised of subsidiaries of Loral Space & Communications Ltd., a Bermuda company (and with its subsidiaries "Loral") and QUALCOMM Incorporated ("Qualcomm"). The managing general partner of LQP is Loral General Partner, Inc. ("LGP"), a subsidiary of Loral. As of December 31, 1999, Loral owned 24,782,997 (approximately 41%) of the ordinary partnership interests of Globalstar, including interests attributable to 8,363,630 shares of Globalstar Telecommunications Limited ("GTL") outstanding common stock.

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

     On November 23, 1994, GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. GTL's sole business is acting as a general partner of Globalstar. On February 14, 1995, GTL completed an initial public offering of 40,000,000 shares of common stock resulting in net proceeds of $185,750,000. Effective February 22, 1995, GTL purchased 10,000,000 partnership interests from Globalstar with the net proceeds of the initial public offering. The partners in Globalstar have the right to convert their partnership interests into shares of GTL common stock on an approximate one-for-four basis following the Full Constellation Date, as defined, of the Globalstar System and after at least two consecutive reported fiscal quarters of positive net income, subject to certain annual limitations. As of December 31, 1999, GTL owned 21,906,823 (36.6%) of Globalstar's outstanding ordinary partnership interests and 100% of the outstanding 8% and 9% convertible redeemable preferred partnership interests.

     Globalstar operates in one industry segment, global mobile telephone service.

     In each of 1998 and 1997, GTL issued two-for-one stock splits to shareholders in the form of 100% stock dividends. Accordingly, all GTL share and per share amounts, have been restated to reflect the stock splits (see Note 11).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Development Stage Company

     Since Globalstar was founded it has devoted substantially all of its efforts to the deployment, launch, licensing, construction and testing of the Globalstar System, and establishing its business, including preparation for commercial operations. As of December 31, 1999, Globalstar's planned principal operations had not commenced and accordingly, Globalstar was a development stage company as defined in Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
     In the first quarter of 2000, Globalstar commenced commercial operations and began the transition from a development stage entity to an operating entity. In 2000, Globalstar operations will focus on operating the Globalstar System and the provisioning of global wireless telecommunications services.

     Globalstar may encounter problems, delays and expenses, many of which may be beyond Globalstar's control. These may include, but are not limited to in-orbit failures, problems related to technical development of the system, testing, regulatory compliance, having user terminals available in sufficient quantities, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. There can be no assurance that substantial delays in any of the foregoing matters would not delay Globalstar's achievement of profitable operations (see Note 5).

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

  Restricted Cash

     Restricted cash consists of payments received from service providers for the purchase of gateways. These funds are restricted and must be remitted to Qualcomm in accordance with the gateway purchase agreement between Globalstar and Qualcomm (see Note 3).

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

  Property and Equipment

     Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Furniture, fixtures & equipment         3 to 8 years
Leasehold improvements                  Shorter of lease term or the
                                        estimated useful lives of the
                                        improvements

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Globalstar System Under Construction

     The Globalstar System under construction includes costs for the design, manufacture, test, launch and launch insurance for 52 low-earth orbit satellites, including four in-orbit spare satellites (the "Space Segment"), and ground and satellite operations control centers, gateways and user terminals (the "Ground Segment").

     Globalstar will depreciate the Space Segment and the Ground Segment over periods of up to 10 years from the commencement of service in the first quarter of 2000. Losses from unsuccessful launches and in-orbit failures of Globalstar's satellites, net of insurance proceeds, are recorded in the period incurred (see
Note 5).

     Costs incurred related to the development of certain technologies, pursuant to a cost sharing arrangement included in Globalstar's contract with Qualcomm, and for the engineering and development of user terminals, are charged to operations as incurred.

     The carrying value of the Globalstar System is reviewed for impairment whenever events or changes in circumstances indicate that the recorded value of the Space Segment and Ground Segment, taken as a whole, may not be recoverable. The Company looks to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If an impairment is determined to exist, any related impairment loss is calculated based on fair value.

  Deferred Financing Costs and Interest

     Deferred financing costs represent costs incurred in obtaining long-term credit facilities and the estimated fair value of warrant agreements issued in connection with the guarantee of these facilities (see Note 7). Such costs are being amortized over the terms of the credit facilities as interest. Total amortization of deferred financing costs for the years ended December 31, 1999, 1998 and 1997 was approximately $18.6 million, $4.9 million and $4.9 million, respectively. Accumulated amortization totaled $33.7 million and $15.0 million at December 31, 1999 and 1998, respectively.

     Interest costs incurred during the construction of the Globalstar System are capitalized. Total interest costs capitalized for the years ended December 31, 1999, 1998 and 1997 was approximately $233.8 million, $178.7 million and $95.9 million, respectively.

  Other Assets

     Other assets primarily includes the fair value of warrants issued to China Telecom (see Note 11) and expenditures, including license fees, legal fees and direct engineering and other technical support, for obtaining the required FCC licenses. Such amounts will be amortized over periods of up to 10 years, the expected life of the first generation satellites. As of December 31, 1999, Globalstar had long term deposits of approximately $45 million relating to backup launch capacity supporting three additional launches, that will be used to launch spare satellites or written off when such excess capacity is no longer required.

  Deferred Revenues

     Advance payments from Globalstar strategic partners to secure exclusive rights to Globalstar service territories are deferred. These advance payments are recoverable by the service providers, through credits against a portion of the service fees payable to Globalstar, after the commencement of service.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Vendor Financing

     Globalstar's contracts with Space Systems/Loral, Inc. ("SS/L"), a subsidiary of Loral, and Qualcomm call for a portion of the contract price to be deferred as vendor financing and to be repaid, over as long as a five-year period, commencing upon various dates (see Note 6). Amounts deferred as vendor financing are recorded as incurred.

  Notes Payable

     Interest accrues on the $500 million, $325 million, $325 million and $300 million principal amount senior notes at 11 3/8%, 11 1/4%, 10 3/4% and 11 1/2% per annum, respectively. Globalstar is increasing the carrying value of the senior notes payable to their ultimate redemption value.

  Preferred Partnership Distributions

     Distributions are accrued on redeemable preferred partnership interests at the stated rate per annum. Distributions are recorded as reductions against the ordinary partnership capital accounts (see Notes 10 and 11).

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

     Under the terms of the Globalstar's partnership agreement, adjusted partners' capital accounts are calculated in accordance with the principles of U.S. Treasury regulations governing the allocation of taxable income and loss including adjustments to reflect the fair market value (including intangibles) of partnership assets upon certain capital transactions including a sale of partnership interests. Such adjustments are not permitted under generally accepted accounting principles and, accordingly, are not reflected in the accompanying consolidated financial statements.

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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Earnings Per Ordinary Partnership Interest

     Globalstar follows Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") in presenting basic and diluted earnings per ordinary partnership interest. Due to Globalstar's net losses for the years ended December 31, 1999, 1998 and 1997, diluted weighted average ordinary partnership interests outstanding excludes the weighted average effect of the assumed conversion of the 8% convertible redeemable preferred partnership interests (the "8% RPPIs") into 3.4 million ordinary partnership interests for 1999, the assumed conversion of the 9% convertible redeemable preferred partnership interests (the "9% RPPIs") into 0.1 million ordinary partnership interests for 1999, the assumed issuance of ordinary partnership interests upon exercise of Globalstar warrants and GTL's outstanding options and warrants, using the treasury stock method, into 4.2 million, 2.6 million and 2.8 million ordinary partnership interests for 1999, 1998, and 1997, respectively, and the assumed conversion, prior to the actual conversion in April 1998, of the 6 1/2% convertible redeemable preferred partnership interests (the "6 1/2% RPPIs") into
1.6 million and 4.8 million ordinary partnership interests for 1998 and 1997, respectively (see Note 10) as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per ordinary partnership interest are based on the net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for 1999, 1998 and 1997.

  Comprehensive Income

     During the periods presented, Globalstar had no changes in ordinary partner's capital from transactions or other events and circumstances from non-owners sources. Accordingly, a statement of comprehensive loss has not been provided.

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

3. PRODUCTION GATEWAYS AND USER TERMINALS

     In order to accelerate the deployment of gateways around the world, Globalstar has agreed to help finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. The contracts for the 38 gateways aggregate approximately $345 million. Ericsson, Qualcomm and Telit are in the process of manufacturing approximately 300,000 handheld and fixed user terminals under contracts totaling $375 million from Globalstar and its service providers. Globalstar has agreed to finance approximately $151 million of the cost of these handheld and fixed user terminals. Globalstar expects to recoup such costs upon the acceptance by the service providers of the gateways and user terminals. Amounts reflected in the consolidated balance sheets represent the amounts financed under the above contracts as of December 31, 1999 and 1998.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

4. PROPERTY AND EQUIPMENT

                                                              DECEMBER 31,
                                                           ------------------
                                                            1999       1998
                                                           -------    -------
                                                             (IN THOUSANDS)
Leasehold improvements...................................  $ 2,129    $ 1,546
Furniture and office equipment...........................    9,231      7,380
                                                           -------    -------
                                                            11,360      8,926
Accumulated depreciation and amortization................   (6,232)    (3,968)
                                                           -------    -------
                                                           $ 5,128    $ 4,958
                                                           =======    =======

     Globalstar's property and equipment is located in the U.S. Depreciation and amortization expense for the years ended December 31, 1999, 1998 and 1997 was $2.3 million, $1.7 million, and $1.0 million, respectively.

5. GLOBALSTAR SYSTEM UNDER CONSTRUCTION

  The Space Segment

     Globalstar has a contract with SS/L, a limited partner of LQSS, to design, manufacture, test and launch 56 satellites, which as of December 31, 1999, was substantially complete. The price of the contract consisted of three parts, the first for non-recurring work at a price not to exceed $117.1 million, the second for recurring work at a fixed price of $15.6 million per satellite (including certain performance incentives of up to approximately $1.9 million per satellite) and the third for launch services and insurance. In addition, Globalstar purchased from SS/L eight replacement satellites at a cost of $180 million due to the launch failure noted below.

     On September 9, 1998, a malfunction of a Zenit 2 rocket resulted in the loss of 12 Globalstar satellites. A $17.3 million loss from the launch failure was recorded in the third quarter of 1998, which reflects the value of the satellites and related capitalized costs, net of insurance proceeds. This loss is included in launch related costs in the accompanying statements of operations.

     Globalstar also has agreed to purchase from SS/L eight additional spare satellites for $132 million. As of December 31, 1999, $53.5 million has been expended for these spare satellites. Globalstar has secured from SS/L twelve month call up orders for two additional Delta launch vehicles. The total future commitment for these launch vehicles is $84 million plus escalation of 3% per year. If these launch vehicles are not used by the end of 2003, Globalstar will incur a termination charge of $15.9 million.

     As of December 31, 1999, Globalstar had launched its constellation of 48 satellites and four spare satellites were launched on February 8, 2000. As a result of the successful launch campaign during 1999, Globalstar does not anticipate using all the excess launch vehicle capacity it had contracted for and, accordingly recorded a charge of $29.9 million in the fourth quarter. This charge is included in launch related costs in the accompanying statements of operations.

     SS/L has entered into fixed-price subcontracts aggregating approximately $853 million, with certain of Globalstar's direct or indirect limited partners. Some of these contracts are subject to adjustment.

     Globalstar's space segment contract with SS/L calls for a portion of the contract price to be deferred as vendor financing (see Note 6).

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

5. GLOBALSTAR SYSTEM UNDER CONSTRUCTION -- (CONTINUED)
THE GROUND SEGMENT

     Globalstar entered into a contract with Qualcomm providing for the design, development, manufacture, installation, testing and maintenance of four gateways, two ground operations control centers and 300 pre-production subscriber terminals. The contract provides for reimbursement to Qualcomm, subject to a cap for certain joint development efforts, for contract costs incurred, plus a 12% fee thereon. As of December 31, 1999, costs billed under this arrangement, before giving effect to contract payment deferrals (see Note
6) were approximately $1.04 billion and the efforts required to commence service were substantially complete. Remaining activities under this contract are comprised of maintenance efforts and further expenditures on system software for the improvement of system functionality beyond that planned for the start of service.

     Globalstar will receive from Qualcomm or its licensee(s) a payment of approximately $400,000 for each installed gateway sold to a Globalstar service provider. In addition, Globalstar will receive a payment of up to $10 on each Globalstar user terminal sold, until Globalstar funding of that design has been recovered.

     Globalstar has an agreement with Lockheed Martin Corporation ("Lockheed Martin") for the development and delivery of two satellite operations control centers and 33 telemetry and command units for the Globalstar System. The fixed contract price is approximately $37.8 million and is substantially complete as of December 31, 1999. Globalstar owns all intellectual property produced under this contract.

ADDITIONAL SYSTEM COSTS

     Globalstar expects to spend $325 million on system software, for eight additional spare satellites and for financing that Globalstar is providing to the service providers for the purchase of gateways, fixed access terminals and handsets, (of which $231 million is expected to be received from the service providers, as repayment of financing). In addition, cash interest, preferred dividends and operating costs are expected to be approximately $125 million per quarter in 2000. Globalstar raised $268.5 million through the sale of GTL common stock in February 2000. Globalstar believes that its cash on hand, available credit under its two bank facilities and vendor financing arrangements, service revenues and other anticipated cash inflows will be sufficient to cover its expected cash outflows for 2000, provided that its $250 million credit facility is renegotiated. If Globalstar cannot renegotiate its $250 million credit facility, it believes it will be able to obtain additional funds. There can be no assurance, however, that such funds will be available on favorable terms or on a timely basis, if at all.

6. VENDOR FINANCING LIABILITY

     SS/L has provided $330 million of billings deferred under its construction contracts with Globalstar, comprised of: $105 million of orbital incentives, of which $44 million was repaid by Globalstar in 1999 and $61 million is expected to be repaid in 2000; $90 million of vendor financing which bears interest at LIBOR plus 3% and is repayable over five years commencing in 2001; and $134 million of non-interest bearing vendor financing, due over five years in equal monthly installments, commencing in 2000. SS/L's subcontractors have assumed $116 million of such financing.

     On March 4, 1998, Qualcomm entered into a deferred payment agreement with Globalstar providing for $100 million of vendor financing. The deferred payments accrue interest at a rate of 5.75% per annum, which is added to the outstanding principal balance quarterly. Qualcomm has agreed to provide Globalstar with an additional $400 million in vendor financing for which the terms are still being finalized. In consideration for the additional vendor financing, Qualcomm is expected to receive warrants to purchase Globalstar partnership

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

6. VENDOR FINANCING LIABILITY -- (CONTINUED) interests similar to that received by Loral in connection with the guarantee provided under Globalstar's $500 million credit agreement (see Note 7). Globalstar was to commence repayment of the $100 million vendor financing in January 2000, however, the $100 million of vendor financing is being incorporated into the $400 million of additional vendor financing, for which the repayment terms are still being negotiated.

7. CREDIT FACILITIES

  $250 Million Credit Agreement

     On December 15, 1995, Globalstar entered into a $250 million credit agreement (the "$250 million Credit Agreement") with a group of banks. Lockheed Martin, Qualcomm, SS/L and another Globalstar partner have guaranteed $206.3 million, $21.9 million, $11.7 million and $10.1 million of the Globalstar Credit Agreement, respectively. In addition, Loral agreed to indemnify Lockheed Martin for any liability in excess of $150 million. The $250 million Credit Agreement provides that Globalstar may select loans at varying interest rates, including the Eurodollar rate plus 5/8%. Globalstar pays a commitment fee on the unused portion. The Globalstar Credit Agreement contains covenants requiring Globalstar to meet certain financial ratios including minimum net worth of $200 million and limits additional indebtedness and the payment of cash distributions. The $250 Million Credit Agreement expires on June 30, 2000, unless it is renegotiated (none outstanding as of December 31, 1999 and 1998).

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

     In addition, Globalstar also agreed to pay to Loral and the other guaranteeing partners a fee equal to 1.5% per annum of the average quarterly amount outstanding under the Globalstar Credit Agreement (the "Guarantee Fee"). Payment of the Guarantee Fee, classified as deferred interest payable in Globalstar's balance sheet, is being deferred and subordinated, with interest at LIBOR plus 3%, until after the termination date of the $250 million Credit Agreement. Globalstar's managing general partner may also defer payment of such fee if it determines that such deferral is necessary to comply with the terms of any applicable credit agreement or indenture.

  $500 Million Credit Agreement

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a $100 million

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

7. CREDIT FACILITIES -- (CONTINUED)
three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B"). The following table presents the future repayment schedule for Term Loan A and Term Loan B (in thousands):

                                                    TERM       TERM
                                                   LOAN A     LOAN B
                                                  --------   --------
2000............................................  $     --   $     --
2001............................................    50,000      6,000
2002............................................    50,000     45,000
2003............................................        --    249,000
                                                  --------   --------
Total future payments...........................  $100,000   $300,000
                                                  ========   ========

     All amounts outstanding under the Revolver (none outstanding at December 31, 1999) are due and payable on August 15, 2002. Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate ("LIBOR") for periods of one to six months. Borrowings outstanding at December 31, 1999 bear interest at 9.07% and 9.57% for Term Loan A and Term Loan B, respectively. Globalstar pays a commitment fee on the unused portion of the facilities. The credit agreement contains customary financial covenants that commence March 31, 2001, including, minimum revenue thresholds, maintenance of consolidated net worth, interest coverage ratios and maximum leverage ratios. In addition, the credit agreement contains customary limitations on indebtedness, liens, contingent obligations, fundamental changes, asset sales, dividends, investments, optional payments and modification of subordinated and other debt instruments and transactions with affiliates.

     The credit facility is guaranteed by Loral SatCom Ltd. and Loral Satellite, Inc., wholly owned subsidiaries of Loral. The guarantee is secured by the pledge of certain assets of Loral and its subsidiaries, including the stock of the guarantors and the Telstar 6 and Telstar 7 satellites. In consideration for the guarantee, valued at $141.1 million, Loral and certain Loral subsidiaries received warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests (equivalent to approximately 13.8 million shares of common stock of GTL) at an exercise price of $91.00 per partnership interest (equivalent to $22.75 per share of GTL common stock). 50% of the warrants vested in February 2000. Assuming the guarantee remains in effect, an additional 25% will vest in August 2000 with the remaining 25% vesting in August 2001. The warrants expire in 2006. Globalstar may call the warrants after August 5, 2001 if the market price of GTL common stock exceeds $45.50 for a defined period.

8. COMMITMENTS

     Globalstar leases its primary facility from Lockheed Martin under a non-cancelable operating lease expiring in 2008. The lease contains renewal options for up to an additional ten years. The following table presents the future minimum lease payments required under operating leases that have an initial lease term in excess of one year (in thousands):

2000.....................................................    $ 3,833
2001.....................................................      3,910
2002.....................................................      4,004
2003.....................................................      3,097
2004.....................................................      3,166
Thereafter...............................................     13,113
                                                             -------
Total minimum lease payments.............................    $31,123
                                                             =======

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8. COMMITMENTS -- (CONTINUED)
     Rent expense for the years ended December 31, 1999, 1998 and 1997, was approximately $4.1 million, $3.1 million, and $1.8 million, respectively. Included in rent expense are payments to Lockheed Martin of $2.9 million, $2.7 million, and $1.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

9. SENIOR NOTES AND WARRANTS

                                                            DECEMBER 31,
                                                       -----------------------
                                                          1999         1998
                                                       ----------   ----------
                                                           (IN THOUSANDS)
11 3/8% Senior notes payable ($500,000 principal
  amount)............................................  $  480,567   $  479,566
11 1/4% Senior notes payable ($325,000 principal
  amount)............................................     307,884      306,949
10 3/4% Senior notes payable ($325,000 principal
  amount)............................................     321,263      320,997
11 1/2% Senior notes payable ($300,000 principal
  amount)............................................     289,397      288,663
                                                       ----------   ----------
                                                       $1,399,111   $1,396,175
                                                       ==========   ==========

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

     As of December 31, 1999, there were outstanding warrants to purchase 3,906,524 shares of GTL common stock, exercisable at a price of $17.394 per share, which expire on February 15, 2004. Any proceeds from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests.

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

     The senior notes rank pari passu with each other and with all of Globalstar's other existing senior indebtedness. The indentures for the notes contain certain covenants that among other things limit the ability of Globalstar to incur additional debt, issue preferred stock, or pay dividends and certain distributions. In certain limited circumstances involving a change of control of Globalstar, as defined, each note is redeemable at the option of the holder for 101% of the principal amount plus accrued interest.

10. CONVERSION OF REDEEMABLE PREFERRED PARTNERSHIP INTERESTS

     During 1996, GTL purchased 4,769,230 6 1/2% RPPIs in Globalstar using the net proceeds of $299.5 million from GTL's sale of its Convertible Preferred Equivalent Obligations (the "CPEOs").

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

10. CONVERSION OF REDEEMABLE PREFERRED PARTNERSHIP INTERESTS -- (CONTINUED)
     On April 30, 1998, GTL redeemed all of its CPEOs, $310 million aggregate principal amount. As of April 30, 1998, all the holders of the CPEOs converted their holdings into 20,123,230 shares of GTL common stock. As a result of such conversion, Globalstar's 6 1/2% RPPIs were converted into 4,769,230 ordinary partnership interests. In connection with the redemption, GTL issued 539,322 additional shares of GTL common stock in satisfaction of a required interest make whole payment. A corresponding dividend make-whole payment was also made by Globalstar for which an additional 134,830 ordinary partnership interests were issued. On May 10, 1999, Globalstar paid the holders of the 6 1/2% RPPIs $2.51 million for unpaid dividends during the period March 1, 1999 to the conversion date.

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

  Capital Contribution

     In April 1998, China Telecom (Hong Kong) Group Ltd. ("China Telecom"), through a subsidiary, exercised a warrant to acquire 937,500 Globalstar ordinary partnership interests for $18,750,000. In addition, China Telecom has a warrant to acquire an additional 937,500 Globalstar ordinary partnership interests for $18,750,000 after commencement of service in China. Globalstar had previously granted these warrants to China Telecom in connection with service provider arrangements in China under which China Telecommunications Broadcast Satellite Corporation ("ChinaSat") will act as the sole distributor of Globalstar service in China. The fair value of the warrants issued to China Telecom was approximately $31.9 million and has been recorded in the accompanying balance sheet in other assets and will be amortized over the expected life of the first generation of satellites, commencing on the date China Telecom commences service.

  8% Series A Convertible Redeemable Preferred Partnership Interests

     On January 21, 1999, Globalstar sold to GTL seven million units (face amount of $50 per unit) of 8% RPPIs in Globalstar, in connection with GTL's offering of 7 million shares (face amount of $50 per share) of 8% Series A Convertible Redeemable Preferred Stock due 2011 (the "8% Preferred Stock"). Dividends on

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. ORDINARY PARTNERS' CAPITAL -- (CONTINUED) the 8% RPPIs and the 8% Preferred Stock accrue at 8% per annum and are payable quarterly. Globalstar is using the funds for the construction and deployment of the Globalstar System.

     On June 30, 1999 and November 29, 1999, 100 and 2,603,605 shares of 8%
Preferred Stock, respectively, were converted into 215 and 5,597,693 shares of GTL common stock, respectively. As a result of such conversions, the 8% RPPIs were converted into 1,382,178 Globalstar ordinary partnership interests. In connection with certain of the conversions, GTL agreed to issue 924,324 additional shares of GTL common stock representing the equivalent of the dividend pre-payments to which the holders would have been entitled if a redemption had been made. A corresponding dividend make-whole payment was also made by Globalstar for which an additional 231,081 Globalstar ordinary partnership interests were issued.

     The 8% Preferred Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share, subject to adjustment for certain antidilution events. As of December 31, 1999, the outstanding 8% Preferred Stock was convertible into 9,451,837 shares of GTL common stock. Loral purchased 3 million shares ($150 million face amount) of the 8% Preferred Stock issued, in order to maintain its prior percentage ownership interest in Globalstar.

     The 8% Preferred Stock has limited voting rights. With respect to dividend rights and rights upon liquidation, winding up and dissolution, the 8% Preferred Stock ranks parri passu with the 9% Preferred Stock and senior to common stock and to all other future series of preferred stock or other class of capital stock of GTL, the terms of which do not expressly provide that such series or class ranks senior to or on parity with the 8% Preferred Stock. Prior to its mandatory redemption date, the 8% Preferred Stock is redeemable (at a premium which declines over time) by GTL beginning in February 2002 (or beginning in February 2000 if GTL's stock price exceeds certain defined price ranges). Payments due on the 8% Preferred Stock may be made in cash, GTL common stock or a combination of both at the option of GTL. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends, holders of the majority of the outstanding shares of 8% Preferred Stock will be entitled to elect additional members to GTL's Board of Directors.

     The 8% RPPIs rank senior parri passu with the 9% RPPIs and senior to ordinary partnership interests and have terms substantially similar to the 8% Preferred Stock. However, they are subordinate to all existing and future liabilities of Globalstar, and cash distributions thereon are limited to the amount of the partnership capital accounts that are maintained for such interests. The 8% RPPIs will convert to ordinary partnership interests upon any conversion of the 8% Preferred Stock into GTL common stock. As of December 31, 1999, the outstanding 8% RPPIs were convertible into 2,333,772 ordinary partnership interests. Payments due on the 8% RPPIs may be made in cash, Globalstar ordinary partnership interests or a combination of both at the option of Globalstar.

  9% Series B Convertible Redeemable Preferred Partnership Interests

     On December 2, 1999, Globalstar sold to GTL three million units (face amount of $50 per unit) of 9% RPPIs in Globalstar, in connection with GTL's offering of 3 million shares (face amount of $50 per share) of 9% Series B Convertible Redeemable Preferred Stock due 2011 (the "9% Preferred Stock"). Dividends on the 9% RPPIs and the 9% Preferred Stock accrue at 9% per annum and are payable quarterly. Globalstar is using the funds for the construction and deployment of the Globalstar System.

     The 9% Preferred Stock is convertible into shares of GTL common stock at a conversion price of $25.9569 per share, subject to adjustment for certain antidilution events. As of December 31, 1999, the outstanding 9% Preferred Stock was convertible into 5,778,810 shares of GTL common stock.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. ORDINARY PARTNERS' CAPITAL -- (CONTINUED)
     The 9% Preferred Stock has limited voting rights. With respect to dividend rights and rights upon liquidation, winding up and dissolution, the 9% Preferred Stock ranks parri passu with the 8% Preferred Stock and senior to common stock and to all other future series of preferred stock or other class of capital stock of GTL, the terms of which do not expressly provide that such series or class ranks senior to or on parity with the 9% Preferred Stock. Prior to its mandatory redemption date, the 9% Preferred Stock is redeemable (at a premium which declines over time) by GTL beginning in December 2002 (or beginning in December 2000 if GTL's stock price exceeds certain defined price ranges). Payments due on the 9% Preferred Stock may be made in cash, GTL common stock or a combination of both at the option of GTL. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends, holders of the majority of the outstanding shares of 9% Preferred Stock will be entitled to elect additional members to GTL's Board of Directors.

     The 9% RPPIs rank parri passu with the 8% RPPIs and senior to ordinary partnership interests and have terms substantially similar to the 9% Preferred Stock. However, they are subordinate to all existing and future liabilities of Globalstar, and cash distributions thereon are limited to the amount of the partnership capital accounts that are maintained for such interests. The 9% RPPIs will convert to ordinary partnership interests upon any conversion of the 9% Preferred Stock into GTL common stock. As of December 31, 1999, the outstanding 9% RPPIs were convertible into 1,426,860 ordinary partnership interests. Payments due on the 9% RPPIs may be made in cash, Globalstar ordinary partnership interests or a combination of both at the option of Globalstar.

  GTL Stock Splits

     In May 1997 and June 1998, GTL issued two-for-one stock splits of its common stock in the form of 100% stock dividends. Accordingly, all GTL share and per share amounts have been restated to reflect the stock splits. Prior to the stock splits, GTL's equity securities and convertible securities were represented by equivalent Globalstar partnership interests on an approximate one-for-one basis. Globalstar's partnership interests were not affected by the GTL stock splits and, accordingly, GTL's equity securities and convertible securities are now represented by equivalent Globalstar partnership interests on an approximate four-for-one basis.

  Shelf Registration

     In July 1999, Globalstar and GTL filed a shelf registration statement (the "Shelf Registration Statement") with the SEC covering up to $500 million of securities. Under the Shelf Registration Statement, Globalstar may, from time to time, offer debt securities, which may be either senior or subordinated or secured or unsecured and GTL may, from time to time, offer shares of common stock, preferred stock or warrants, all at prices and on terms to be determined at the time of the offering (see Note 16).

  Stock Option Arrangements

     Officers and employees of Globalstar are eligible to participate in GTL's 1994 Stock Option Plan (the "Plan"), which provides for nonqualified and incentive stock options. The Plan is administered by a stock option committee (the "Committee"), appointed by the GTL Board of Directors. The Committee determines the option price, exercise date and the expiration date of each option (provided no option shall be exercisable after ten years from the date of grant). Proceeds received by GTL for options exercised will be used to purchase Globalstar ordinary partnership interests under an approximate four-for-one exchange arrangement.

     Globalstar issued 10,273, 4,538 and 2,590 ordinary partnership interests during 1999, 1998 and 1997, respectively, in exchange for proceeds from GTL option exercises.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. ORDINARY PARTNERS' CAPITAL -- (CONTINUED)
     On September 14, 1995, Loral, in its capacity as managing general partner, granted certain of its officers options to purchase 560,000 shares of the GTL common stock owned by Loral at an exercise price of $5.00 per share. The exercise price was greater than the market price at grant date. These options are immediately exercisable, of which 240,000 options were exercised in 1998, and expire 12 years from date of grant.

     In October 1996 and in January 1998, Loral, in its capacity as managing general partner, granted certain of its officers options to purchase 608,000 and 20,000 shares, respectively, of GTL common stock owned by Loral at a price $6.34 and $12.50 below market price on the grant date. These options vest over a three year period and expire 10 years from date of grant; 41,090 options were exercised in 1999 and no options were cancelled during 1999 and 1998.

     Loral granted options of Loral common stock to certain officers and employees of Globalstar as follows: April 1996, 94,000 shares at $10.50 per share, of which 13,200 shares were exercised in 1998 and 1997; April 1997, 5,000 shares at $13.75 per share, of which 1,000 shares were exercised and 4,000 shares were cancelled in 1998; February 1998, 2,000 shares at $24.44 per share, October 1998, 600 shares at $13.50 per share and December 16, 1999, 30,000 shares at $16.00 per share.

     As described in Note 2, Globalstar accounts for its employee stock-based compensation using the intrinsic value method in accordance with APB 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in Globalstar's consolidated financial statements for employee stock-based compensation; except for $1,154,000, $1,284,000, $1,290,000 of compensation expense in 1999, 1998, and 1997, respectively, related to the below market option grants issued by Loral. In addition, during 1999, GTL granted stock options to certain non-employees of Globalstar to purchase 579,400 shares of GTL common stock. The fair value of such options totaled approximately $20,786,000 and is being amortized by Globalstar over the vesting period. The fair value attributable to the unvested portion of such options is subject to adjustment based upon the future value of GTL's common stock.

     SFAS 123 requires the disclosure of pro forma net income and earnings per share as if Globalstar adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Globalstar's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Globalstar's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 50% for 1999, 30% for 1998 and 1997; risk free interest rates, 4.4% to 6.6% based on date of grant; and no dividends during the expected term. Globalstar's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, the pro forma net loss applicable to ordinary partnership interests and related loss per interest would have been $237,245,000 or $4.07 per ordinary partnership interest in 1999, $154,303,000 or $2.74 per ordinary partnership interest in 1998 and, $91,324,000 or $1.79 per ordinary partnership interest in 1997.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

11. ORDINARY PARTNERS' CAPITAL -- (CONTINUED)
     A summary of the status of the GTL stock option plan for the years ended December 31, 1999, 1998 and 1997 is presented below:

                                                                      WEIGHTED-
                                                                       AVERAGE
                                                                      EXERCISE
                                                          SHARES        PRICE
                                                         ---------    ---------
Outstanding at January 1, 1997.........................    924,800     $ 9.21
Granted (weighted average fair value of $7.10 per
  share)...............................................    527,800      21.97
Forfeited..............................................    (58,800)     11.16
Exercised..............................................    (10,360)      4.16
                                                         ---------     ------
Outstanding at December 31, 1997.......................  1,383,440      14.03
Granted (weighted average fair value of $5.73 per
  share)...............................................    810,400      19.42
Forfeited..............................................    (54,000)     18.56
Exercised..............................................    (18,150)      4.16
                                                         ---------     ------
Outstanding at December 31, 1998.......................  2,121,690      16.06
Granted (weighted average fair value of $10.98 per
  share)...............................................  2,821,500      22.79
Forfeited..............................................   (258,300)     19.87
Exercised..............................................    (41,090)      4.71
                                                         ---------     ------
Outstanding at December 31, 1999.......................  4,643,800     $20.03
                                                         =========     ======
Options exercisable at December 31, 1999...............    584,433     $11.72
                                                         =========     ======
Options exercisable at December 31, 1998...............    291,890     $ 7.83
                                                         =========     ======
Options exercisable at December 31, 1997...............     95,240     $ 4.16
                                                         =========     ======

     The options generally expire ten years from the date of grant and become exercisable over the period stated in each option, generally ratably over a five-year period. All options granted were non-qualified stock options with an exercise price equal to fair market value at the date of grant. As of December 31, 1999, 286,600 shares of common stock were available for future grant under the Plan.

     The following table summarizes information about GTL's outstanding stock options at December 31, 1999:

                                            OUTSTANDING                     EXERCISABLE
                                ------------------------------------    -------------------
                                              WEIGHTED
                                               AVERAGE      WEIGHTED               WEIGHTED
                                              REMAINING     AVERAGE                AVERAGE
                                             CONTRACTUAL    EXERCISE               EXERCISE
EXERCISE PRICE RANGE             NUMBER      LIFE-YEARS      PRICE      NUMBER      PRICE
--------------------            ---------    -----------    --------    -------    --------
$4.16.........................    329,300       5.69         $ 4.16     234,900     $ 4.16
$12.59 to $19.38..............  1,027,100       7.70          13.80     246,200      13.54
$20.63 to $30.28..............  3,287,400       9.15          23.57     103,333      24.54
                                ---------                               -------
                                4,643,800       8.59         $20.03     584,433     $11.72
                                =========                               =======

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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. PENSIONS AND OTHER EMPLOYEE BENEFITS -- (CONTINUED)
     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for the years ended December 31, 1999 and 1998, and a statement of the funded status as of December 31, 1999 and 1998, respectively.

                                                   PENSION BENEFITS     OTHER BENEFITS
                                                   -----------------    ---------------
                                                    1999       1998     1999      1998
                                                   -------    ------    -----    ------
                                                              (IN THOUSANDS)
Reconciliation of benefit obligation
Obligation at January 1..........................  $ 6,348    $5,172    $889     $ 838
Service cost.....................................      567       415      83        66
Interest cost....................................      504       419      64        61
Participant contributions........................       86        84       7        12
Actuarial (gain) loss............................     (896)      258    (208)      (67)
Benefit payments.................................       --        --     (21)      (21)
                                                   -------    ------    ----     -----
Obligation at December 31........................    6,609     6,348     814       889
                                                   -------    ------    ----     -----
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1...........    5,815     4,808      34        32
Actual return on plan assets.....................    2,442       923       5         2
Employer contributions...........................       --        --      10         9
Participant contributions........................       86        84       7        12
Benefit payments.................................       --        --     (21)      (21)
                                                   -------    ------    ----     -----
Fair value of plan assets at December 31.........  $ 8,343    $5,815    $ 35     $  34
                                                   -------    ------    ----     -----
Funded status
Funded status at December 31.....................    1,734      (533)    778      (855)
Unrecognized (gain) loss.........................   (2,909)     (171)   (249)      497
                                                   -------    ------    ----     -----
Net amount recognized in accrued liabilities.....  $(1,175)   $ (704)   $529     $(358)
                                                   =======    ======    ====     =====

     The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 1999, 1998 and 1997, respectively (in thousands):

                                          PENSION BENEFITS         OTHER BENEFITS
                                        --------------------    --------------------
                                        1999    1998    1997    1999    1998    1997
                                        ----    ----    ----    ----    ----    ----
Service cost..........................  $568    $415    $334    $ 83    $ 66    $ 39
Interest cost.........................   504     419     347      63      61      49
Expected return on plan assets........  (563)   (461)   (393)     (3)     (3)     (3)
Amortization of net (gain) loss.......   (38)    (40)    (40)     38      39      36
                                        ----    ----    ----    ----    ----    ----
Net periodic benefit cost.............  $471    $333    $248    $181    $163    $121
                                        ====    ====    ====    ====    ====    ====

     The principal actuarial assumptions were:

                                                              1999    1998    1997
                                                              ----    ----    ----
Discount rate...............................................  8.00%   7.00%   7.25%
Expected return on plan assets..............................  9.50%   9.50%   9.50%
Rate of compensation increase...............................  4.25%   4.25%   4.50%

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

12. PENSIONS AND OTHER EMPLOYEE BENEFITS -- (CONTINUED)
     Actuarial assumptions used a health care cost trend rate of 8.05% decreasing gradually to 5.25% by 2003. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates for 1999 would have the following effects:

                                                       1% INCREASE    1% DECREASE
                                                       -----------    -----------
Effect on total service and interest cost components
  of net periodic postretirement health care benefit
  cost...............................................   $ 33,000       $ (25,000)
Effect on the health care component of the
  accumulated postretirement benefit obligation......    130,000        (104,000)

  Employee Savings Plan

     In April 1996, Globalstar adopted an employee savings plan which provides that Globalstar match the contributions of participating employees up to a designated level. Under this plan, the matching contributions in Loral common stock, GTL common stock or cash were approximately $587,000, $460,000 and $350,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

13. FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

     The carrying amounts of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of vendor financing approximates its carrying amount due to the lack of market quotations and the nature of such financing. The fair value of the Senior Notes is based on market quotations. The fair value of the term loans in based on their carrying value, due to their short-term variable interest rates.

     The estimated fair values of Globalstar's financial instruments are as follows (in thousands):

                                           DECEMBER 31, 1999       DECEMBER 31, 1998
                                          --------------------    --------------------
                                          CARRYING      FAIR      CARRYING      FAIR
                                           AMOUNT      VALUE       AMOUNT      VALUE
                                          --------    --------    --------    --------
Cash and cash equivalents...............  $127,675    $127,675    $ 56,223    $ 56,223
Restricted cash.........................    46,246      46,246         516         516
Vendor financing........................   393,795     393,795     371,170     371,170
10 3/4% Senior notes....................   321,263     195,000     320,997     230,800
11 1/4% Senior notes....................   307,884     201,500     306,949     240,500
11 3/8% Senior notes....................   480,567     310,000     479,566     370,000
11 1/2% Senior notes....................   289,397     183,000     288,663     220,900
Term Loan A.............................   100,000     100,000
Term Loan B.............................   300,000     300,000

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

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. RELATED PARTY TRANSACTIONS -- (CONTINUED)
     Globalstar has granted to SS/L an irrevocable, royalty-free, non-exclusive license to use certain intellectual property expressly developed in connection with the SS/L agreement provided that SS/L will not use, or permit others to use, such license for the purpose of engaging in any business activity that would be in material competition with Globalstar. Globalstar has similarly agreed that it will not license such intellectual property if it will be used for the purpose of designing or building satellites that would be in competition with SS/L.

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

     A support agreement was entered into among Qualcomm, Loral and Globalstar pursuant to which Qualcomm agreed to assist Globalstar and SS/L with Globalstar's system design, support Globalstar and Loral with respect to various regulatory matters, and assist Globalstar and Loral in their marketing efforts with respect to Globalstar. As of December 31, 1998, this effort was complete. For the years ended December 31, 1998 and 1997, Qualcomm has received approximately $187,000, and $894,000, respectively, for costs incurred in rendering such support and assistance.

     Globalstar has entered into agreements with certain limited partners, for approximately $6.3 million under which, Globalstar will provide for the integration and testing of the Globalstar System at certain of the partners' gateways.

     Globalstar has entered into consulting agreements with certain limited partners. Costs incurred under these arrangements for the years ended December 31, 1998 and 1997, were approximately $309,000, and $143,000, respectively. There were no costs incurred under these arrangements during 1999.

     Qualcomm has agreed to grant at least one vendor a nonexclusive worldwide license to use Qualcomm's intellectual property to manufacture and sell gateways to Globalstar's service providers. The foregoing license would be granted by Qualcomm to one or more such vendors on reasonable terms and conditions, which will in any event not provide for royalty fees in excess of 7% of a gateway's sales price (not including the approximately $400,000 per gateway in recoupment expenses payable to Globalstar). Thus far, no other vendor has committed to manufacture gateways. Qualcomm has granted a license to manufacture Globalstar Phones to Ericsson and Telit and has also agreed to grant a similar license to at least one additional qualified manufacturer to enable it to manufacture and sell the Globalstar Phones to service providers.

     Subsidiaries of Loral have formed joint ventures with partners which have executed service provider agreements granting the joint ventures exclusive rights to provide Globalstar service to users in Brazil, Canada, and Mexico as long as specified minimum levels of subscribers are met. Similar exclusive service provider agreements have been entered into with certain of Globalstar's limited partners for specific countries. These service providers will receive certain discounts from Globalstar's expected pricing schedule generally over a five-year period. Globalstar has also agreed to provide Qualcomm, under certain circumstances, with capacity on the Globalstar System for its OmniTRACS services at its most favorable rates and to grant to Qualcomm the exclusive right to utilize the Globalstar System to provide OmniTRACS-like services.

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. RELATED PARTY TRANSACTIONS -- (CONTINUED)
     Globalstar has granted to Hyundai Electronics Industries Co., Ltd. ("Hyundai") certain rights, including certain sub-contract rights with respect to its satellite constellation and the right, at Hyundai's election, to act as Globalstar's exclusive licensee authorized to manufacture and sell Globalstar Phones in South and North Korea.

     Total receivables from affiliates and amounts financed under the production gateway and user terminal contracts is as follows (in thousands):

                                                              DECEMBER 31,
                                                         ----------------------
                                                           1999          1998
                                                         --------      --------
SS/L...................................................  $    21       $
Loral Space & Communications...........................   15,413        13,038
Other affiliates.......................................   20,726        31,054
                                                         -------       -------
                                                         $36,160       $44,092
                                                         =======       =======

     Payables and vendor financing due to affiliates is as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999        1998
                                                         --------    --------
SS/L...................................................  $346,537    $358,207
Qualcomm...............................................   501,647     225,811
Other affiliates.......................................    14,147       3,694
                                                         --------    --------
                                                          862,331     587,712
Less, current portion..................................   606,020     343,722
                                                         --------    --------
Long-term portion......................................  $256,311    $243,990
                                                         ========    ========

     Upon finalization of the terms of the additional Qualcomm vendor financing, approximately $308 million of current payables to affiliates as of December 31, 1999, will be reclassified to long-term vendor financing.

     Total purchases from affiliates is as follows: (in thousands):

                                                    YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1999       1998       1997
                                                 --------   --------   --------
SS/L...........................................  $512,815   $514,262   $404,715
Qualcomm.......................................   350,565    379,151    253,783
Loral Space & Communications...................     4,183      2,157      3,421
Other affiliates...............................    12,688      2,473      1,226
                                                 --------   --------   --------
                                                 $880,251   $898,043   $663,145
                                                 ========   ========   ========

     Upon Globalstar's commencement of service and upon receipt of revenue, LQP, the general partner of LQSS, will receive a managing partner's allocation equal to 2.5% of Globalstar's revenues up to $500 million plus 3.5% of revenues in excess of $500 million. Loral and Qualcomm ultimately will receive 80% and 20%, respectively, of such distribution. Should Globalstar incur a net loss in any year following commencement of operations, the allocation for that year will be reduced by 50% and LQP will reimburse Globalstar for allocation payments, if any, received in any prior quarter of such year, sufficient to reduce its management allocation for the year to 50%. No allocations have been made to date. The managing partners allocation may

                                GLOBALSTAR, L.P.
                   (A DEVELOPMENT STAGE LIMITED PARTNERSHIP)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

14. RELATED PARTY TRANSACTIONS -- (CONTINUED) be deferred (with interest at 4% per annum) in any quarter in which Globalstar would report negative cash flow from operations if the Managing Partners allocation were made.

15. REGULATORY MATTERS

     Globalstar and its operations are, and will be, subject to substantial U.S. and international regulation, including required regulatory approvals in each country in which Globalstar intends to provide service. Globalstar's business may be significantly affected by regulatory activities.

16. SUBSEQUENT EVENT

     On February 1, 2000, GTL sold 8,050,000 shares of common stock in a public offering under the Shelf Registration Statement. The purchase price was $35 per share, yielding net proceeds of approximately $268.5 million to GTL. GTL used the proceeds to purchase 1,987,654 ordinary partnership interests in Globalstar. Globalstar plans to use the proceeds for general corporate purposes, which may include the acceleration of Globalstar's roll-out through increased support of service provider marketing activities and the funding of promotional discounts; the development of new features; or potential repayment of debt.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                       DESCRIPTIONS OF EXHIBIT
-------                      -----------------------
 3.1       Memorandum of Association of Globalstar Telecommunications
           Limited(1)
 3.2       Bye-Laws of Globalstar Telecommunications Limited, as
           amended, and including Schedule III annexed thereto
           regarding the 8% Series A Convertible Redeemable Preferred
           Shares due 2011(10)
 3.3       Schedule IV to the Bye-laws of Globalstar Telecommunications
           Limited regarding the 9% Series B Convertible Redeemable
           Preferred Shares due 20011(11)
 4.1       Indenture dated as of February 15, 1997 relating to
           Globalstar's and Globalstar Capital Corporation's 11 3/8%
           Senior Notes due 2004(2)
 4.2       Indenture dated as of June 1, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4% Senior Notes
           due 2004(3)
 4.3       Indenture dated as of October 15, 1997 relating to
           Globalstar's and Globalstar Capital Corporation's 10 3/4%
           Senior Notes due 2004(4)
 4.4       Indenture dated as of May 20, 1998 relating to Globalstar's and Globalstar Capital Corporation's 11 1/2% Senior Notes
           due 2005(5)
10.1       Amended and Restated Agreement of Limited Partnership of
           Globalstar L.P., dated as of January 26, 1999, among
           Loral/Qualcomm Satellite Services, L.P., Globalstar
           Telecommunications Limited, AirTouch Satellite Services,
           Inc., Dacom Corporation, Dacom International, Inc., Hyundai
           Corporation, Hyundai Electronics Industries Co., Ltd.,
           Loral/ DASA Globalstar, L.P., Loral Space & Communications
           Ltd., San Giorgio S.p.A., Telesat Limited, TE. SA. M., and
           Vodafone Satellite Services Limited(10)
10.1.2     Amendment dated as of December 8, 1999 to the Amended and
           Restated Agreement of Limited Partnership of Globalstar,
           L.P.(11)
10.1.3     Amendment dated as of February 1, 2000 to the Amended and
           Restated Agreement of Limited Partnership of Globalstar,
           L.P.(*)
10.2       Subscription Agreements by and between Globalstar, L.P., and each of AirTouch Communications, Alcatel Spacecom, Loral
           General Partner, Inc., Hyundai/Dacom and Vodastar Limited(1)
10.3       Subscription Agreement by and between Globalstar, L.P. and
           Loral/Qualcomm Satellite Services, L.P.(1)
10.4       Subscription Agreement by and between Globalstar, L.P. and
           Finmeccanica S.p.A.(1)
10.5       Subscription Agreement by and between Globalstar, L.P. and
           China Telecommunications Broadcast Satellite Corporation(10)
10.6       Form of Service Provider Agreements by and between
           Globalstar, L.P. and each of AirTouch Satellite Services,
           Inc., Finmeccanica S.p.A., Loral Globalstar, L.P.,
           Loral/DASA Globalstar, L.P., Hyundai/Dacom, TE. SA. M., and
           Vodastar Limited(1)
10.7       Development Agreement by and between Qualcomm Incorporated and Globalstar, L.P.(1)
10.8       Contract between Globalstar, L.P. and Space Systems/Loral,
           Inc.(1)
10.9       Contract for the Development of Certain Portions of the
           Ground Operations Control Center between Globalstar and
           Loral Western Development Laboratories(1)
10.10      Contract for the Development of Satellite Orbital Operations
           Centers between Globalstar and Loral Aerosys, a division of
           Loral Aerospace Corporation(1)
10.11      1994 Stock Option Plan(6)+)
10.12      Amendment to 1994 Stock Option Plan(7)+)
10.12.2    Amendment No. 2 to 1994 Stock Option Plan(*+)

EXHIBIT
NUMBER                       DESCRIPTIONS OF EXHIBIT
-------                      -----------------------
10.13      Revolving Credit Agreement dated as of December 15, 1995, as amended on March 25, 1996, among Globalstar, certain banks parties thereto and Chemical Bank, as Administrative
           Agent(2)
10.14      Second Amendment to Revolving Credit Agreement dated July
           31, 1997 among Globalstar, certain banks parties thereto and
           The Chase Manhattan Bank, as Administrative Agent(4)
10.15      Third Amendment to Revolving Credit Agreement dated as of
           October 15, 1997 among Globalstar, certain banks parties
           thereto and The Chase Manhattan Bank, as Administrative
           Agent(4)
10.16      Fourth Amendment to Revolving Credit Agreement dated as of
           November 13, 1998 among Globalstar, certain banks parties
           thereto and The Chase Manhattan Bank, as Administrative
           Agent(10)
10.17      Exchange and Registration Rights Agreement, dated as of
           December 31, 1994, among Globalstar, L.P. and AirTouch
           Satellite Services, Inc., Finmeccanica S.p.A., Loral
           Globalstar, L.P., Loral/DASA Globalstar, L.P.,
           Hyundai/Dacom, TE. SA. M., and Vodastar Limited(1)
10.18      Amendment to the Exchange and Registration Rights Agreement,
           dated as of April 8, 1998, among Globalstar, L.P.,
           Globalstar Telecommunications Limited and Telesat
           Limited(10)
10.19      Warrant Agreement dated as of February 19, 1997 relating to
           Warrants to purchase 4,129,000 shares of Common Stock of
           Globalstar Telecommunications Limited(2)
10.20      Registration Rights Agreement dated February 19, 1997
           relating to Globalstar's 11 3/8% Senior Notes due 2004 and the Company's Warrants to purchase 4,129,000 shares of
           Common Stock issued in connection therewith(2)
10.21      Registration Rights Agreement dated June 13, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4%
           Senior Notes due 2004(3)
10.22      Registration Rights Agreement dated October 29, 1997
           relating to Globalstar's and Globalstar Capital
           Corporation's 10 3/4% Senior Notes due 2004(4)
10.23      Registration Rights Agreement dated May 20, 1998 relating to
           Globalstar's and Globalstar Capital Corporation's 11 1/2%
           Senior Notes due 2005(5)
10.24      Registration Rights Agreement dated as of July 6, 1998
           relating to 8,400,000 shares of Common Stock by and among
           Globalstar Telecommunications Limited, Loral Space &
           Communications Ltd., Quantum Partners LDC, Quasar Strategic
           Partners LDC and Quantum Industrial Partners LDC.(8)
10.25      Exchange Agreement dated as of September 28, 1998 relating to 717,600 shares of Common Stock by and between Loral Space
           & Communications Ltd., DACOM Corporation and DACOM
           International, Inc.(9)
10.26      Registration Rights Agreement dated as of January 26, 1999 relating to the Company's 8% Convertible Redeemable
           Preferred Stock(10)
10.27      Credit Agreement dated August 5, 1999 among Globalstar,
           L.P., Bank of America, National Association, as
           Administration Agent, Banc of America Securities LLC, as
           Sole Lead Arranger and Sole Book Manager, Credit Lyonnais,
           New York Branch, as Syndication Agent and Lehman Commercial
           Paper Inc., as Documentation Agent(12)
10.28      Registration Rights Agreement dated December 8, 1999
           relating to GTL's 9% Series B Preferred Stock due 2011(11)
12         Statement Regarding Computation of Ratios(*)

EXHIBIT
NUMBER                       DESCRIPTIONS OF EXHIBIT
-------                      -----------------------
21         List of Subsidiaries of the Registrant(*)
23         Consent of Deloitte & Touche LLP(*)
27         Financial Data Schedule (EDGAR only)(*)
99.1       Financial Statements for Globalstar Capital Corporation*
99.2       Financial Statements for Loral/Qualcomm Satellite Services,
           L.P.*

---------------
 (1)Incorporated by reference to GTL's Registration Statement on Form S-1 (No. 33-86808).

 (2)Incorporated by reference to the GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1996.

 (3)Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-25461).

 (4)Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-41229).

 (5)Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-57749).

 (6)Incorporated by reference to the GTL Registration Statement on Form S-3 (No. 333-6477).

 (7)Incorporated by reference to the GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1997.

 (8)Incorporated by reference to Schedule 13D filed by Loral Space & Communications Ltd. on August 3, 1998.

 (9)Incorporated by reference to Schedule 13D filed by Loral Space & Communications Ltd. on February 10, 1999.

 (10)Incorporated by reference to GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1998.

 (11)Incorporated by reference from GTL's and Globalstar's Current Report on Form 8-K filed on December 21, 1999.

 (12)Incorporated by reference to GTL and Globalstar's Current Report on Form 8-K filed on August 6, 1999.

  (*) Filed herewith.

  (+) Management compensation plan.