Form 10-Q
period 2000-03-31
GLOBALSTAR TELECOMMUNICATIONS LTD; GLOBALSTAR LP
filed 2000-05-15
CIK 933401, 1037927

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

     As of April 30, 2000, there were 96,910,921 shares of Globalstar Telecommunications Limited common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
          Globalstar Telecommunications Limited (A General Partner of
            Globalstar, L.P.).........................................    2
          Globalstar, L.P. ...........................................    7
          Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   15

Part II.  OTHER INFORMATION
          Exhibits and Reports on Form 8-K............................   18

                                     PART I

                             FINANCIAL INFORMATION

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)      (NOTE)
ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests................  $  358,968     $  358,968
  Dividends receivable......................................       3,323          3,323
  Ordinary partnership interests............................     825,588        661,072
  Ordinary partnership warrants.............................      11,268         11,539
                                                              ----------     ----------
       Total assets.........................................  $1,199,147     $1,034,902
                                                              ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Dividends payable.........................................  $    3,323     $    3,323
Commitments and contingencies
Shareholders' equity:
  Preference shares, $.01 par value, 20,000,000 shares
     authorized:
     8% Series A convertible redeemable preferred stock,
      (4,396,295 shares outstanding, $220 million redemption
      value)................................................     213,393        213,393
     9% Series B convertible redeemable preferred stock,
      (3,000,000 shares outstanding, $150 million redemption
      value)................................................     145,575        145,575
  Common stock, $1.00 par value, 600,000,000 shares
     authorized (96,910,921 and 88,742,794 shares
     outstanding at March 31, 2000 and December 31, 1999,
     respectively)..........................................      96,911         88,743
  Paid-in capital...........................................   1,004,849        756,615
  Warrants..................................................      11,268         11,539
  Accumulated deficit.......................................    (276,172)      (184,286)
                                                              ----------     ----------
     Total shareholders' equity.............................   1,195,824      1,031,579
                                                              ----------     ----------
       Total liabilities and shareholders' equity...........  $1,199,147     $1,034,902
                                                              ==========     ==========

NOTE: The December 31, 1999 balance sheet has been derived from audited financial statements at that date.

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Equity in net loss applicable to ordinary partnership
  interests of Globalstar, L.P. ............................  $91,886    $15,698
Dividend income on Globalstar, L.P. redeemable preferred
  partnership interests.....................................   (7,509)    (4,750)
                                                              -------    -------
Net loss....................................................   84,377     10,948
Preferred dividends on convertible redeemable preferred
  stock.....................................................    7,509      4,750
                                                              -------    -------
Net loss applicable to common shareholders..................  $91,886    $15,698
                                                              =======    =======
Net loss per share -- basic and diluted.....................  $  0.98    $  0.19
                                                              =======    =======
Weighted average shares outstanding -- basic and diluted....   94,187     82,019
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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
Operating activities:
  Net loss..................................................  $(84,377)   $(10,948)
  Amortization of excess carrying value of investment in
     Globalstar, L.P. ......................................     9,684
  Equity in net loss applicable to ordinary partnership
     interests of Globalstar, L.P. .........................    82,202      15,698
  Accretion to redemption value of redeemable preferred
     partnership interests..................................                   (83)
  Dividends accrued on redeemable preferred partnership
     interests..............................................                (4,667)
                                                              --------    --------
  Net cash provided by operating activities.................     7,509          --
                                                              --------    --------
Investing activities:
  Purchase of ordinary partnership interests in Globalstar,
     L.P. ..................................................  (270,359)        (14)
  Purchase of 8% redeemable preferred partnership interests
     in Globalstar, L.P.....................................              (339,775)
                                                              --------    --------
  Net cash used in investing activities.....................  (270,359)   (339,789)
                                                              --------    --------
Financing activities:
  Net proceeds from issuance of common stock upon exercise
     of options and warrants................................     1,888          14
  Net proceeds from sale of common stock....................   268,471
  Proceeds from issuance of 8% Series A convertible
     redeemable preferred stock.............................               339,775
  Payment of preferred stock dividends......................    (7,509)
                                                              --------    --------
  Net cash provided by financing activities.................   262,850     339,789
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........
Cash and cash equivalents, beginning of period..............
                                                              --------    --------
Cash and cash equivalents, end of period....................  $     --    $     --
                                                              ========    ========
Noncash transactions:
     Change in fair value of stock compensation for the
      benefit of Globalstar.................................  $(14,227)
                                                              ========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited ("GTL" or the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of GTL, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. GTL believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with GTL's audited financial statements and notes thereto included in the latest Annual Report on Form 10-K for GTL and Globalstar, L.P. ("Globalstar").

2. ORGANIZATION AND BUSINESS

     On November 23, 1994, GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. GTL's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

     GTL's sole business is acting as a general partner of Globalstar. In the first quarter of 2000, Globalstar commenced commercial operations and began the transition from a development stage entity to an operating entity. In 2000, Globalstar operations will focus on operating the Globalstar System and the provisioning of global wireless telecommunications services.

     Globalstar may encounter problems, delays and expenses, many of which may be beyond Globalstar's control. These may include, but are not limited to in-orbit failures, testing, regulatory compliance, having user terminals available in sufficient quantities, problems related to technical development of the system, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. There can be no assurance that substantial delays in any of the foregoing matters would not delay Globalstar's achievement of profitable operations and affect the recoverability of GTL's investment.

     As of March 31, 2000, GTL held 38.7% of the outstanding ordinary partnership interests, 100% of the outstanding 8% convertible redeemable preferred partnership interests (the "8% RPPIs") and 100% of the outstanding 9% convertible redeemable preferred partnership interests (the "9% RPPIs") of Globalstar. GTL accounts for its investment in Globalstar on the equity method, recognizing its allocated share of net losses in the period incurred.

     GTL's equity securities and convertible securities are represented by equivalent Globalstar partnership interests on an approximate four-for-one basis.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Earnings Per Share

     GTL follows Statement of Financial Accounting Standards No. 128, Earnings Per Share ("SFAS 128") in presenting basic and diluted earnings per share. Due to GTL's net losses for the three months ended March 31, 2000 and 1999, diluted weighted average common shares outstanding excludes the weighted average effect of the assumed conversion of GTL's 8% Series A convertible redeemable preferred stock (the "8% Preferred Stock") into 9.5 million and 15.1 million shares of GTL common stock for the three months ended March 31, 2000 and 1999, respectively, the assumed conversion of GTL's 9% Series B convertible

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) redeemable preferred stock (the "9% Preferred Stock") into 5.8 million shares of GTL common stock for the three months ended March 31, 2000, and the assumed exercise of outstanding options and warrants, using the treasury stock method, into 8.6 million and 6.2 million shares of common stock for the three months ended March 31, 2000 and 1999, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share is based on the net loss applicable to common shareholders and the weighted average common shares outstanding for the three months ended March 31, 2000 and 1999, respectively.

  Investment in Globalstar, L.P.

     GTL's investment in Globalstar includes the excess carrying value over GTL's interest in Globalstar's total partners' capital. Such excess totaled $855 million at March 31, 2000, including an increase of $243 million during the first quarter of 2000 resulting primarily from the additional investment in Globalstar's ordinary partnership interests discussed in Note 4. In connection with Globalstar's commencement of commercial operations, GTL began amortizing this excess in January 2000 over a period of 20 years. Accumulated amortization as of March 31, 2000 was $9.7 million, which is included in equity in net loss applicable to ordinary partnership interests of Globalstar on the condensed statement of operation for the three months ended March 31, 2000.

  Comprehensive Income

     During the periods presented, GTL had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive loss has not been provided.

4. SHAREHOLDERS' EQUITY

     On February 1, 2000, GTL sold 8,050,000 shares of common stock in a public offering under a shelf registration statement. The sale yielded net proceeds of approximately $268.5 million to the Company. GTL used the proceeds to purchase 1,987,654 ordinary partnership interests in Globalstar. Globalstar is using the proceeds for general corporate purposes which may include the acceleration of Globalstar's roll-out through increased support of service provider marketing activities and the funding of promotional discounts, the development of new features, or potential repayment of debt.

                                GLOBALSTAR, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PARTNERSHIP INTERESTS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2000            1999
                                                              -----------    ------------
                                                              (UNAUDITED)       (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  234,702      $  127,675
  Restricted cash...........................................                      46,246
  Accounts receivable, net of allowance of $72 at March 31,
    2000. ..................................................         584
  Production gateways and user terminals....................     126,453         114,980
  Other current assets......................................       6,331           4,001
                                                              ----------      ----------
    Total current assets....................................     368,070         292,902
Property and equipment:
  Globalstar System, net....................................   3,086,568
  Other property and equipment, net.........................       4,995           5,128
                                                              ----------      ----------
                                                               3,091,563           5,128
Globalstar System under construction:
  Space segment.............................................                   2,109,275
  Ground segment............................................      35,602       1,071,914
                                                              ----------      ----------
                                                                  35,602       3,181,189
Additional spare satellites.................................      90,859          53,467
Deferred financing costs....................................     141,053         151,873
Other assets................................................      98,290          96,900
                                                              ----------      ----------
    Total assets............................................  $3,825,437      $3,781,459
                                                              ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable..........................................  $   11,816      $   10,908
  Payable to affiliates.....................................     111,970         468,536
  Vendor financing liability................................      80,116         137,484
  Accrued expenses..........................................      12,901          20,841
  Accrued interest..........................................      51,806          33,533
                                                              ----------      ----------
         Total current liabilities..........................     268,609         671,302
Deferred revenues...........................................      31,289          25,811
Vendor financing liability, net of current portion..........     643,152         256,311
Deferred interest payable...................................         608             595
Term loans payable..........................................     400,000         400,000
Senior notes payable ($1,450,000 aggregate principal
  amount)...................................................   1,401,216       1,399,111
Commitments and contingencies (Notes 4 and 6)
Partners' capital:
  8% Series A convertible redeemable preferred partnership
    interests (4,396,295 interests outstanding, $220 million
    redemption value).......................................     213,393         213,393
  9% Series B convertible redeemable preferred partnership
    interests (3,000,000 interests outstanding, $150 million
    redemption value).......................................     145,575         145,575
  Ordinary partnership interests (61,861,509 and 59,844,323
    interests outstanding at March 31, 2000 and December 31,
    1999, respectively).....................................     556,818         516,530
  Unearned compensation.....................................      (4,537)        (16,754)
  Warrants..................................................     169,314         169,585
                                                              ----------      ----------
    Total partners' capital.................................   1,080,563       1,028,329
                                                              ----------      ----------
    Total liabilities and partners' capital.................  $3,825,437      $3,781,459
                                                              ==========      ==========

NOTE: The December 31, 1999 balance sheet has been derived from audited consolidated financial statements at that date.

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT PER ORDINARY PARTNERSHIP INTEREST AMOUNTS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------    -------
Gross revenue:
     Service................................................  $    177    $
     Royalty income.........................................       471
                                                              --------    -------
Total gross revenue.........................................       648
     Less, discounts and promotions on service revenue......       (39)
                                                              --------    -------
Net revenue.................................................       609
                                                              --------    -------
Operating expenses:
     Operations.............................................    39,650     30,708
     Marketing, general and administrative..................    16,021     11,428
     Depreciation and amortization..........................    80,168        545
                                                              --------    -------
       Total operating expenses.............................   135,839     42,681
                                                              --------    -------
Operating loss..............................................   135,230     42,681
Interest income.............................................     2,998      2,313
Interest expense............................................    76,397
                                                              --------    -------
Net loss....................................................   208,629     40,368
Preferred distributions on redeemable preferred partnership
  interests.................................................     7,509      4,750
                                                              --------    -------
Net loss applicable to ordinary partnership interests.......  $216,138    $45,118
                                                              ========    =======
Net loss per ordinary partnership interest -- basic and
  diluted...................................................  $   3.53    $  0.78
                                                              ========    =======
Weighted average ordinary partnership interests
  outstanding -- basic and diluted..........................    61,189     58,181
                                                              ========    =======

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
Operating activities:
  Net loss..................................................  $(208,629)   $(40,368)
  Deferred revenues.........................................      5,478
  Amortization of unearned compensation.....................     (1,986)        440
  Depreciation and amortization.............................     80,168         545
  Non-cash interest.........................................     12,925
  Changes in operating assets and liabilities:
    Accounts receivable.....................................       (584)
    Other current assets....................................     (2,330)         30
    Other assets............................................     (1,701)        (54)
    Accounts payable........................................      4,694      (6,401)
    Payable to affiliates...................................     (3,560)      4,877
    Accrued expenses........................................     (7,940)     (2,538)
    Accrued interest and other..............................     18,286
                                                              ---------    --------
      Net cash used in operating activities.................   (105,179)    (43,469)
                                                              ---------    --------
  Investing activities:
    Globalstar System.......................................    (20,228)   (219,903)
    Insurance proceeds from launch failure..................                 28,500
    Payable to affiliates for Globalstar System.............     (2,838)      4,073
    Capitalized interest accrued............................                 13,825
    Accounts payable........................................     (3,786)       (379)
    Vendor financing liability..............................                 19,513
                                                              ---------    --------
    Cash used for Globalstar System.........................    (26,852)   (154,371)
    Advances for production gateways and user terminals.....    (28,717)     (6,251)
    Cash receipts for production gateways and user
     terminals..............................................     17,244       8,881
    Receipt and use of restricted cash......................     46,246      (5,519)
    Additional spare satellites, net of vendor financing....    (35,637)
    Purchases of property and equipment.....................       (478)       (800)
    Deferred FCC license costs..............................                   (180)
                                                              ---------    --------
      Net cash used in investing activities.................    (28,194)   (158,240)
                                                              ---------    --------
  Financing activities:
    Sale of ordinary partnership interests upon exercise of
     options and warrants...................................      1,888          14
    Sale of ordinary partnership interests..................    268,471
    Sale of 8% Series A convertible redeemable preferred
     partnership interests to GTL...........................                339,775
    Repayment of vendor financing...........................    (22,450)
    Distributions on redeemable preferred partnership
     interests..............................................     (7,509)
                                                              ---------    --------
      Net cash provided by financing activities.............    240,400     339,789
                                                              ---------    --------
    Net increase in cash and cash equivalents...............    107,027     138,080
    Cash and cash equivalents, beginning of period..........    127,675      56,739
                                                              ---------    --------
    Cash and cash equivalents, end of period................  $ 234,702    $194,819
                                                              =========    ========
  Noncash transactions:
    Ordinary partnership interests distributed upon
     conversion of redeemable preferred partnership
     interests and related dividend make-whole payments
     dividends accrued......................................  $            $  4,667
                                                              =========    ========
    Change in fair value of stock compensation..............  $ (14,227)   $
                                                              =========    ========
  Supplemental Information:
    Interest paid, net of interest capitalized..............  $  35,320    $ 28,613
                                                              =========    ========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Globalstar, L.P. ("Globalstar") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. Globalstar believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with Globalstar's audited consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K for Globalstar Telecommunications Limited ("GTL") and Globalstar.

2. ORGANIZATION AND BUSINESS

     Globalstar, L.P. ("Globalstar"), was founded by Loral Space & Communications Ltd. ("Loral") and QUALCOMM Incorporated ("Qualcomm") to design, construct and operate a worldwide, low-earth orbit ("LEO") satellite-based wireless digital telecommunications system (the "Globalstar System"). As of December 31, 1999, Globalstar's planned principal operations had not commenced and accordingly, Globalstar was a development stage company as defined in Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises. In the first quarter of 2000, Globalstar commenced commercial operations and began the transition from a development stage entity to an operating entity. In 2000, Globalstar operations will focus on operating the Globalstar System and the provisioning of global wireless telecommunications services.

     Globalstar may encounter problems, delays and expenses, many of which may be beyond Globalstar's control. These may include, but are not limited to in-orbit failures, testing, regulatory compliance, having user terminals available in sufficient quantities, problems related to technical development of the system, the competitive and regulatory environment in which Globalstar will operate, marketing problems and costs and expenses that may exceed current estimates. There can be no assurance that substantial delays in any of the foregoing matters would not delay Globalstar's achievement of profitable operations.

     Globalstar operates in one industry segment, global mobile telephone service.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Earnings Per Ordinary Partnership Interest

     Globalstar follows Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128") in presenting basic and diluted earnings per ordinary partnership interest. Due to Globalstar's net losses for the three months ended March 31, 2000 and 1999, diluted weighted average ordinary partnership interests outstanding excludes the weighted average effect of the assumed conversion of the 8% convertible redeemable preferred partnership interests (the "8% RPPIs") into 2.3 million and 3.8 million ordinary partnership interests for the three months ended March 31, 2000 and 1999, respectively, the assumed conversion of the 9% convertible redeemable preferred partnership interests (the "9% RPPIs") into 1.4 million ordinary partnership interests for the three months ended March 31, 2000, the assumed issuance of ordinary partnership interests upon exercise of Globalstar warrants and GTL's outstanding options and warrants, using the treasury stock method, into 6.5 million and 2.5 million ordinary partnership interests for the three months ended March 31, 2000 and 1999, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per ordinary partnership interest are based on the net loss applicable to ordinary partnership interests and

                                GLOBALSTAR, L.P.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) the weighted average ordinary partnership interests outstanding for the three months ended March 31, 2000 and 1999, respectively.

  Property and Equipment

     Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Globalstar System                              Up to periods of 10 years from commencement
                                               of service in the first quarter of 2000
Furniture, fixtures & equipment                3 to 8 years
Leasehold improvements                         Shorter of lease term or the estimated useful
                                               lives of the improvements

  Service Revenue

     Globalstar owns and operates a global telecommunications network designed to serve virtually every populated area of the world by means of a 52-satellite constellation, including four in-orbit spares. Globalstar provides satellite services under agreements with telecommunication service providers throughout the world and recognizes revenue as satellite services are provided. Gross service revenue represents the billable usage at the contracted rate for the respective services provided. Net service revenue reflects Globalstar's service revenue after promotions and discounts provided to service providers. These promotional programs include a 25% discount on mobile usage fees and free minutes, accumulated based on usage, to the service provider for the advance purchase of airtime. Deferred revenue relating to advance purchases of airtime amounted to approximately $4.5 million as of March 31, 2000.

  Royalty Income

     Royalty income is comprised of royalty payments for Globalstar user terminals sold. Revenue is recognized as units are shipped by the user terminal manufacturers.

  Research and Development Expense

     Globalstar's research and development costs, which are expensed as incurred, were $1.7 million and $30.7 million for the three months ended March 31, 2000 and 1999, respectively, and are included in operations expense.

  Comprehensive Income

     During the periods presented, Globalstar had no changes in ordinary partners' capital from transactions or other events and circumstances from non-owners sources. Accordingly, a statement of comprehensive loss has not been provided.

                                GLOBALSTAR, L.P.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)
  Reclassifications

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

4. ADDITIONAL SYSTEM COSTS

     From April 1, 2000 through December 31, 2000, Globalstar expects to spend approximately $180 million, for the enhancement of its system software, for the eight spare satellites being constructed by SS/L, for development work completed but not paid at March 31, 2000, and for the net financing provided to Globalstar's service providers to assist in the purchase of gateways, fixed access terminals and handsets (which includes expected receipts of $181 million from the service providers as repayment of such financing). In addition, cash interest, preferred dividends and operating costs are expected to be approximately $125 million per quarter in 2000. Globalstar believes that, its cash on hand ($235 million at March 31, 2000), remaining available credit as of March 31, 2000 of approximately $410 million, under its $250 million and $500 million credit agreements and vendor financing arrangements, will be sufficient to cover its expected cash outflows for 2000. If Globalstar does not negotiate reinstatement of the December 30, 2000 maturity date of its $250 million credit facility and if revenues are less than $160 million in 2000, Globalstar believes that it will require additional funds to the extent revenue falls short of $160 million. While Globalstar believes it will be able to obtain the additional funds there can be no assurance, however, that such funds will be available on favorable terms or on a timely basis, if at all.

     Globalstar has secured from SS/L twelve and eighteen month call up orders for two additional Delta launch vehicles. The total future commitment for these launch vehicles is approximately $82 million plus escalation of 3% per year. If these launch vehicles are not used by the end of 2003, Globalstar will incur a termination charge of approximately $16.0 million.

5. PAYABLES TO AFFILIATES AND VENDOR FINANCING

     Payables and vendor financing due to affiliates is comprised of the following (in thousands):

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
SS/L........................................................  $304,002      $346,537
Qualcomm....................................................   515,476       501,647
Other affiliates............................................    15,760        14,147
                                                              --------      --------
                                                               835,238       862,331
Less, current portion.......................................   192,086       606,020
                                                              --------      --------
Long-term portion...........................................  $643,152      $256,311
                                                              ========      ========

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements with Qualcomm that replaces the previous $100 million vendor financing agreement. The vendor financing bears interest at 6%, matures on August 15, 2003 and requires repayment pro rata with the term loans under Globalstar's $500 million credit facility (see Note 6). As of May 5, 2000, $482 million was outstanding under this facility. In connection with this agreement, Qualcomm received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate one partnership interest for four shares of GTL common stock. Fifty percent of the warrants vested on the

                                GLOBALSTAR, L.P.

5. PAYABLES TO AFFILIATES AND VENDOR FINANCING -- (CONTINUED) closing date. The remaining 50% will vest generally in two equal installments on September 1, 2000 and September 1, 2001. The warrants will expire in 2007.

     Loral has agreed that if the principal amount (excluding capitalized interest, currently amounting to $31.1 million) outstanding under the Qualcomm vendor financing facility exceeds the principal amount outstanding under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As a result, Loral's aggregate guarantee liability for debt outstanding under the Qualcomm vendor financing facility and Globalstar's $500 million credit facility will not exceed $500 million.

6. CREDIT FACILITIES

  $250 Million Credit Agreement

     On December 15, 1995, Globalstar entered into a $250 million credit agreement (the "$250 million Credit Agreement") with a group of banks. Lockheed Martin, Qualcomm, SS/L and another Globalstar partner have guaranteed $206.3 million, $21.9 million, $11.7 million and $10.1 million of the Globalstar Credit Agreement, respectively. In addition, Loral agreed to indemnify Lockheed Martin for any liability in excess of $150 million. The $250 million Credit Agreement provides that Globalstar may select loans at varying interest rates, including the Eurodollar rate plus 5/8%. Globalstar pays a commitment fee on the unused portion. The Globalstar Credit Agreement contains covenants requiring Globalstar to meet certain financial ratios including minimum net worth of $200 million and limits additional indebtedness and the payment of cash distributions. The $250 Million Credit Agreement expires on June 30, 2000, unless it is renegotiated (none outstanding as of March 31, 2000 and December 31, 1999).

  $500 Million Credit Agreement

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a $100 million three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B").

     All amounts outstanding under the Revolver (none outstanding at March 31, 2000 and December 31, 1999) are due and payable on August 15, 2002. Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate ("LIBOR") for periods of one to six months. Globalstar pays a commitment fee on the unused portion of the facilities. The credit agreement contains customary financial covenants that commence March 31, 2001, including, minimum revenue thresholds, maintenance of consolidated net worth, interest coverage ratios and maximum leverage ratios. In addition, the credit agreement contains customary limitations on indebtedness, liens, contingent obligations, fundamental changes, asset sales, dividends, investments, optional payments and modification of subordinated and other debt instruments and transactions with affiliates.

                                GLOBALSTAR, L.P.

7. ORDINARY PARTNERS' CAPITAL

     On February 1, 2000, GTL sold 8,050,000 shares of common stock in a public offering under a shelf registration statement. The sale yielded net proceeds of approximately $268.5 million to GTL. GTL used the proceeds to purchase 1,987,654 ordinary partnership interests in Globalstar. Globalstar is using the proceeds for general corporate purposes, which may include the acceleration of Globalstar's roll-out through increased support of service provider marketing activities and the funding of promotional discounts, the development of new features, or potential repayment of debt.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Globalstar Telecommunications Limited ("GTL" or the "Company") is a holding company that acts as a general partner of Globalstar, L.P. ("Globalstar") and has no other business. A subsidiary of Loral Space & Communications Ltd. ("Loral") serves as the managing general partner of Globalstar. The Company's sole asset is its investment in Globalstar and GTL's results of operations reflects its share of the results of operations of Globalstar on an equity accounting basis. Therefore, matters discussed in this section address the financial condition and results of operations in Globalstar.

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Globalstar and GTL or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of either Globalstar or GTL. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond Globalstar's or GTL's control. Some of these factors and conditions include: (i) Globalstar has just commenced commercial service and there can be no prediction of customer demand for service; (ii) dependence on service providers to market Globalstar service and implement important parts of its system and on third parties to complete its system; (iii) Globalstar has substantial debt; (iv) Globalstar may require additional financing; (v) satellites may fail prematurely; (vi) severe competition in the telecommunications industry; and
(vii) Globalstar is subject to regulation. For a detailed discussion of these factors and conditions, please refer to the most recent Report on Form 10-K that Globalstar and GTL filed with the SEC. In addition, Globalstar operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond Globalstar's control.

     Effective January 1, 2000, Globalstar commenced commercial operations and as of March 31, 2000, 25 countries were in full service, served by 11 gateways.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, including restricted cash, increased from $173.9 million at December 31, 1999 to $234.7 million at March 31, 2000. The net increase is primarily the result of the net proceeds from the sale of Globalstar's ordinary partnership interests of $270.4 million, partially offset by the net expenditures for the Globalstar System of $49.3 million, net cash used in operating activities of $105.3 million, net expenditures for production gateways and user terminals of $11.4 million, and net expenditures for additional spare satellites of $35.6 million.

     As of March 31, 2000, all 52 Globalstar satellites, including four in-orbit spares, have been launched and are being used to test system functionality, to support service provider friendly user trials, and to provide commercial service. Globalstar has secured from SS/L twelve and eighteen month call up orders for two additional Delta launch vehicles in the event additional spare satellites are required. The total future commitment for these launch vehicles is approximately $82 million plus escalation of 3% per year. If these launch vehicles are not used by year end 2003, Globalstar will incur a termination charge of approximately $16.0 million.

     From April 1, 2000 through December 31, 2000, Globalstar expects to spend approximately $180 million, for the enhancement of its system software, for the eight spare satellites being constructed by SS/L, for development work completed but not paid at March 31, 2000, and for the net financing provided to Globalstar's service providers to assist in the purchase of gateways, fixed access terminals and handsets (which includes expected receipts of $181 million from the service providers as repayment of such financing). In addition, cash interest, preferred dividends and operating costs are expected to be approximately $125 million per quarter in 2000. Globalstar believes that, its cash on hand ($235 million at March 31, 2000), remaining available credit as of March 31, 2000 of approximately $410 million, under its $250 million and $500 million credit agreements and vendor financing arrangements, will be sufficient to cover its expected cash outflows for 2000. If Globalstar does not negotiate reinstatement of the December 30, 2000 maturity date of its $250 million credit facility and if revenues are less than $160 million in 2000, Globalstar believes that it will require additional funds to the extent revenue falls short of $160 million. While Globalstar believes it will be able to obtain the additional funds, there can be no assurance, however, that such funds will be available on favorable terms or on a timely basis, if at all.

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements with Qualcomm that replaces the previous $100 million vendor financing agreement. The vendor financing bears interest at 6%, matures on August 15, 2003 and requires repayment pro rata with the term loans under Globalstar's $500 million credit facility. As of May 5, 2000, $482 million was outstanding under this facility. In connection with this agreement, Qualcomm received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate one partnership interest for four shares of GTL common stock. Fifty percent of the warrants vested on the closing date. The remaining 50% will vest generally in two equal installments on September 1, 2000 and September 1, 2001. The warrants will expire in 2007.

     Loral has agreed that if the principal amount (excluding capitalized interest, currently amounting to $31.1 million) outstanding under the Qualcomm vendor financing facility exceeds the principal amount outstanding under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As a result, Loral's aggregate guarantee liability for debt outstanding under the Qualcomm vendor financing facility and Globalstar's credit facility will not exceed $500 million.

     In February 2000, GTL sold 8,050,000 shares of its common stock to the public under its shelf registration statement. GTL used the net proceeds from the offering of approximately $268.5 million to purchase 1,987,654 ordinary partnership interests in Globalstar. Globalstar intends to use the offering proceeds for general corporate purposes, which may include the acceleration of Globalstar's roll-out through increased support for service provider marketing activities and the funding of promotional discounts, development of new service features, and possible repayment of debt.

RESULTS OF OPERATIONS

     Globalstar commenced service on January 1, 2000 and for the three months ended March 31, 2000, recognized service revenue of $177,000, royalty income of $471,000 relating to Globalstar user terminals sold by user terminal manufacturers, offset by promotions and discounts of $39,000 on service revenue, resulting in net revenue of $609,000. Globalstar has offered promotional programs to their service providers, including a 25% discount on mobile usage fees and free minutes for the advance purchase of airtime. A number of Globalstar service providers have agreed in principle to pre-purchase discount minutes of use, amounting to approximately $19 million in pre-committed revenue. Deferred revenue relating to such advance purchases amounted to approximately $4.5 million as of March 31, 2000.

     Operating Expenses. Operations costs increased to $39.7 million from $30.7 million for the three months ended March 31, 2000 and 1999, respectively. The increase is primarily the result of increased costs associated with the Globalstar system integration and testing and gateway maintenance.

     Marketing, general and administrative costs increased to $16.0 million from $11.4 million for the three months ended March 31, 2000 and 1999, respectively. The increase is primarily the result of increased advertising and marketing costs associated with Globalstar commencing service.

     Depreciation and amortization increased to $80.2 million from $0.5 million for the three months ended March 31, 2000 and 1999, respectively. The increase is primarily the result of Globalstar commencing service and starting to depreciate the Globalstar System.

     Interest income increased to $3.0 million from $2.3 million for the three months ended March 31, 2000 and 1999, respectively. The increase is the result of higher average interest rates as well as higher average cash balances available for investment during 2000.

     Interest expense increased to $76.4 million for the three months ended March 31, 2000. This increase is a result of Globalstar commencing service and starting to expense interest which was previously capitalized, as compared to no interest expensed in the three months ended March 31, 1999.

     As a result of the above, the net loss applicable to ordinary partnership interests increased to $216.1 million from $45.1 million for the three months ended March 31, 2000 and 1999, respectively.

     Income Taxes. Globalstar is organized as a limited partnership. As such, no income tax provision or benefit is included in the accompanying financial statements since U.S. income taxes are the responsibility of its partners. Generally, taxable income or loss, deductions and credits of Globalstar are passed through to its partners.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

        Exhibit 10.1 -- Credit Agreement dated as of May 5, 2000 between
                        Globalstar, L.P. and Qualcomm Incorporated

        Exhibit 10.2 -- Amendment to Exchange and Reproduction Rights Agreement
                        dated as of May 5, 2000 among Globalstar, L.P., Globalstar Telecommunications Limited, Qualcomm Incorporated, Loral Space & Communications, Ltd., Loral SpaceCom Corporation and Loral Space & Communications Corporation

        Exhibit 12  -- Statement Regarding Computation of Ratios

        Exhibit 27  -- Financial Data Schedules

        Exhibit 99.1 -- Financial Statements for Loral Qualcomm Satellite Services, L.P.

        Exhibit 99.2 -- Financial Statements for Globalstar Capital Corporation

     (b) Reports on Form 8-K

        DATE OF REPORT                              DESCRIPTION
        --------------                              -----------
        February 1, 2000 Item 7 -- Financial        Common Stock Underwriting Agreement
          Statements and Exhibits

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

Date: May 15, 2000

                                 EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION
-----------                                -----------
Exhibit 10.1   --  Credit Agreement dated as of May 5, 2000 between Globalstar,
                   L.P. and Qualcomm Incorporated
Exhibit 10.2   --  Amendment to Exchange and Reproduction Rights Agreement
                   dated as of May 5, 2000 among Globalstar, L.P., Globalstar
                   Telecommunications Limited, Qualcomm Incorporated, Loral
                   Space & Communications, Ltd., Loral SpaceCom Corporation and
                   Loral Space & Communications Corporation
Exhibit 12     --  Statement Regarding Computation of Ratios
Exhibit 27     --  Financial Data Schedules
Exhibit 99.1   --  Financial Statements for Loral Qualcomm Satellite Services,
                   L.P.
Exhibit 99.2   --  Financial Statements for Globalstar Capital Corporation