Form 10-Q
period 2000-06-30
GLOBALSTAR TELECOMMUNICATIONS LTD; GLOBALSTAR LP
filed 2000-08-11
CIK 933401, 1037927

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

     As of July 21, 2000, there were 96,911,740 shares of Globalstar Telecommunications Limited common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Part I.   FINANCIAL INFORMATION
          Globalstar Telecommunications Limited (A General Partner of
            Globalstar L.P.)..........................................    2
          Globalstar, L.P.............................................    8
          Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   16

Part II.  OTHER INFORMATION
          Submission of Matters to a Vote of Security Holders.........   19
          Exhibits and Reports of Form 8-K............................   20

                                     PART I

                             FINANCIAL INFORMATION

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)      (NOTE)
ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests................  $  358,967     $  358,968
  Dividends receivable......................................       3,323          3,323
  Ordinary partnership interests............................     727,360        661,072
  Ordinary partnership warrants.............................      11,268         11,539
                                                              ----------     ----------
       Total assets.........................................  $1,100,918     $1,034,902
                                                              ==========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Dividends payable.........................................  $    3,323     $    3,323
Commitments and contingencies
Shareholders' equity:
  Preference shares, $.01 par value, 20,000,000 shares
     authorized:
     8% Series A convertible redeemable preferred stock,
      (4,396,295 shares outstanding, $220 million redemption
      value)................................................     213,393        213,393
     9% Series B convertible redeemable preferred stock,
      (2,999,990 and 3,000,000 shares outstanding at June
      30, 2000 and December 31, 1999, respectively, $150
      million redemption value).............................     145,574        145,575
  Common stock, $1.00 par value, 600,000,000 shares
     authorized (96,911,740 and 88,742,794 shares
     outstanding at June 30, 2000 and December 31, 1999,
     respectively)..........................................      96,912         88,743
  Paid-in capital...........................................   1,001,132        756,615
  Warrants..................................................      11,268         11,539
  Accumulated deficit.......................................    (370,684)      (184,286)
                                                              ----------     ----------
     Total shareholders' equity.............................   1,097,595      1,031,579
                                                              ----------     ----------
       Total liabilities and shareholders' equity...........  $1,100,918     $1,034,902
                                                              ==========     ==========

---------------
NOTE: The December 31, 1999 balance sheet has been derived from audited financial statements at that date.

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                         THREE MONTHS ENDED     SIX MONTHS ENDED
                                                              JUNE 30,              JUNE 30,
                                                         -------------------   ------------------
                                                           2000       1999       2000      1999
                                                         --------   --------   --------   -------
Equity in net loss applicable to ordinary partnership
  interests of Globalstar, L.P. .......................  $83,811    $15,777    $166,013   $31,475
Amortization of excess carrying value in Globalstar,
  L.P. ................................................   10,701                 20,385
Dividend income on Globalstar, L.P. redeemable
  preferred partnership interests......................    7,771      9,940      15,280    14,690
Interest expense on convertible preferred
  equivalent obligations...............................               2,510                 2,510
                                                         -------    -------    --------   -------
Net loss...............................................   86,741      8,347     171,118    19,295
Preferred dividends on convertible redeemable preferred
  stock................................................    7,771      7,430      15,280    12,180
                                                         -------    -------    --------   -------
Net loss applicable to common shareholders.............  $94,512    $15,777    $186,398   $31,475
                                                         =======    =======    ========   =======
Net loss per share -- basic and diluted................  $  0.98    $  0.19    $   1.95   $  0.38
                                                         =======    =======    ========   =======
Weighted average shares outstanding -- basic and
  diluted..............................................   96,911     82,024      95,557    82,021
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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Operating activities:
  Net loss..................................................  $(171,118)   $ (19,295)
  Equity in net loss applicable to ordinary partnership
     interests of Globalstar, L.P. .........................    166,013       31,475
  Amortization of excess carrying value in Globalstar,
     L.P. ..................................................     20,385
  Accretion to redemption value of redeemable preferred
     partnership interests..................................                    (210)
  Dividends accrued on redeemable preferred partnership
     interests..............................................                  (3,500)
                                                              ---------    ---------
  Net cash provided by operating activities.................     15,280        8,470
                                                              ---------    ---------
Investing activities:
  Purchase of ordinary partnership interests in Globalstar,
     L.P. ..................................................   (270,367)         (45)
  Purchase of 8% redeemable preferred partnership interests
     in Globalstar, L.P.....................................                (339,775)
                                                              ---------    ---------
  Net cash used in investing activities.....................   (270,367)    (339,820)
                                                              ---------    ---------
Financing activities:
  Net proceeds from issuance of common stock upon exercise
     of options and warrants................................      1,896           45
  Net proceeds from sale of common stock....................    268,471
  Proceeds from issuance of 8% Series A convertible
     redeemable preferred stock.............................                 339,775
  Payment of preferred stock dividends......................    (15,280)      (8,470)
                                                              ---------    ---------
  Net cash provided by financing activities.................    255,087      331,350
                                                              ---------    ---------
Net increase (decrease) in cash and cash equivalents........
Cash and cash equivalents, beginning of period..............
                                                              ---------    ---------
Cash and cash equivalents, end of period....................  $      --    $      --
                                                              =========    =========
Noncash transactions:
  Change in fair value of stock compensation for the benefit
     of Globalstar..........................................  $ (17,953)   $
                                                              =========    =========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited ("GTL" or the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of GTL, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules. GTL believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with GTL's audited financial statements and notes thereto included in the latest Annual Report on Form 10-K for GTL and Globalstar, L.P. ("Globalstar").

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

     Globalstar commenced commercial service in the first quarter of 2000, and subscriber revenues to date have been lower than originally anticipated. If Globalstar fails to rapidly and significantly improve its market penetration rates and revenues, it will be unable to fund its operating costs or service its debt, unless additional financing can be obtained, as to which there can be no assurance. If Globalstar is unable to obtain sufficient funds to pay for its debt service, Globalstar will be in default under its debt facilities.

     As of June 30, 2000, GTL held 38.7% of the outstanding ordinary partnership interests, 100% of the outstanding 8% convertible redeemable preferred partnership interests (the "8% RPPIs") and 100% of the outstanding 9% convertible redeemable preferred partnership interests (the "9% RPPIs") of Globalstar. GTL accounts for its investment in Globalstar on the equity method, recognizing its allocated share of net losses in the period incurred based on the ordinary partnership interests it owns.

     GTL's equity securities and convertible securities are represented by equivalent Globalstar partnership interests on an approximate four-for-one basis.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Earnings Per Share

     Due to GTL's net losses for the three and six months ended June 30, 2000 and 1999, diluted weighted average common shares outstanding excludes: (i) the weighted average effect of the assumed conversion of GTL's 8% Series A convertible redeemable preferred stock (the "8% Preferred Stock") into 9.5 million and 15.1 million common shares for the three months ended June 30, 2000 and 1999, respectively, and into 9.5 million and 13.4 million common shares for the six months ended June 30, 2000 and 1999, respectively; (ii) the assumed conversion of GTL's 9% Series B convertible redeemable preferred stock (the "9% Preferred Stock") into 5.8 million common shares for both the three and six months ended June 30, 2000; and (iii) the assumed exercise of outstanding options and warrants, using the treasury stock method, into 9.1 million and 6.7 million common shares for the three months ended June 30, 2000 and 1999, respectively, and into 8.9 million and 6.4 million common shares for the six months ended June 30, 2000 and 1999, respectively as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share is based on the net

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) loss applicable to common shareholders' and the weighted average common shares outstanding for the three and six months ended June 30, 2000 and 1999, respectively.

  Investment in Globalstar, L.P.

     GTL's investment in Globalstar includes the excess carrying value over GTL's interest in Globalstar's total partners' capital. Such excess totaled $855 million at June 30, 2000, including an increase of $243 million during the first quarter of 2000, resulting primarily from the additional investment in Globalstar's ordinary partnership interests discussed in Note 4. In connection with Globalstar's commencement of commercial operations, GTL began amortizing this excess in January 2000 over a period of 20 years. Accumulated amortization as of June 30, 2000 was $20.4 million.

  Comprehensive Loss

     During the periods presented, GTL had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive loss has not been provided.

4. SHAREHOLDERS' EQUITY

     On February 1, 2000, GTL sold 8,050,000 shares of common stock in a public offering under its shelf registration statement. The sale yielded net proceeds of approximately $268.5 million to the Company. GTL used the proceeds to purchase 1,987,654 ordinary partnership interests in Globalstar. Globalstar is using the proceeds for general corporate purposes which may include the acceleration of Globalstar's roll-out through increased support of service provider marketing activities and the funding of promotional discounts, the development of new features, or potential repayment of debt.

5. GLOBALSTAR CREDIT FACILITIES

  $250 Million Credit Agreement

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank became due, and was thereupon repaid in full by its guarantors, including Lockheed Martin Corporation ("Lockheed Martin"), Qualcomm, DASA and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements entered into in 1996, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, Qualcomm, SS/L and DASA, respectively, in satisfaction of their subrogation rights. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3%.

     On June 30, 2000, Loral Space & Communications Ltd. ("Loral") paid $56.3 million on a net basis to Lockheed Martin in satisfaction of its obligation to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of Globalstar's $250 million credit facility. Accordingly, Loral is entitled to receive notes in respect thereof.

     Lockheed Martin, however, has rejected the notes it received and is instead asking Globalstar to issue new securities with additional rights and enhanced value, without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements, but is, nonetheless, in discussions with Lockheed Martin to resolve the dispute.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated the court would agree with Globalstar's interpretation of the agreements. Moreover, if as a result of this dispute, a holder of Globalstar public bonds claimed a cross default under the applicable indentures, and a court ruled against Globalstar, the maturity date of the bonds would be accelerated. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

  $500 Million Credit Agreement

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a $100 million three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B"). As of June 30, 2000, all amounts under the $500 million credit agreement were drawn.

     Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate ("LIBOR") for periods of one to six months. Globalstar pays a commitment fee on the unused portion of the facilities. The credit agreement contains customary financial covenants that commence March 31, 2001, including minimum revenue thresholds, maintenance of consolidated net worth, interest coverage ratios and maximum leverage ratios. In addition, the credit agreement contains customary limitations on indebtedness, liens, contingent obligations, fundamental changes, asset sales, dividends, investments, optional payments and modification of subordinated and other debt instruments and transactions with affiliates.

     One of these covenants would require, among other things, that Globalstar have revenues of $100 million for the 12 month period ended March 31, 2001. Globalstar's revenues for the quarter ended June 30, 2000, the first three months of this period, were $708,000. Unless Globalstar can satisfy this covenant or obtain waivers or amendments from a majority of the bank lenders, Globalstar will be in default under its debt facilities and Globalstar's lenders and bondholders would have the right to accelerate payment of their loans to Globalstar.

                                GLOBALSTAR, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PARTNERSHIP INTERESTS)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2000            1999
                                                              -----------    -------------
                                                              (UNAUDITED)       (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  414,846      $  127,675
  Restricted cash...........................................      48,640          46,246
  Accounts receivable, net of allowance of $57 at June 30,
    2000....................................................         814
  Production gateways and user terminals....................     165,676         114,980
  Other current assets......................................      10,802           4,001
                                                              ----------      ----------
    Total current assets....................................     640,778         292,902
Property and equipment:
  Globalstar System, net....................................   2,983,049
  Other property and equipment, net.........................       4,722           5,128
                                                              ----------      ----------
                                                               2,987,771           5,128
Globalstar System under construction:
  Space segment.............................................                   2,109,275
  Ground segment............................................      50,679       1,071,914
                                                              ----------      ----------
                                                                  50,679       3,181,189
Additional spare satellites.................................     112,316          53,467
Deferred financing costs....................................     169,444         151,873
Other assets................................................      98,401          96,900
                                                              ----------      ----------
    Total assets............................................  $4,059,389      $3,781,459
                                                              ==========      ==========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current portion of debt...................................  $   36,000      $
  Accounts payable..........................................      11,147          10,908
  Payable to affiliates.....................................     144,276         468,536
  Vendor financing liability................................     115,812         137,484
  Accrued expenses..........................................      13,151          20,841
  Accrued interest..........................................      35,193          33,533
                                                              ----------      ----------
         Total current liabilities..........................     355,579         671,302
Deferred revenues...........................................      34,418          25,811
Vendor financing liability, net of current portion..........     643,012         256,311
Deferred interest payable...................................                         595
Revolving credit facility...................................     100,000
Term loans payable..........................................     364,000         400,000
Notes payable...............................................     206,300
Notes payable to affiliates.................................      43,700
Senior notes payable ($1,450,000 aggregate principal
  amount)...................................................   1,403,388       1,399,111
Commitments and contingencies (Notes 4 and 6)
Partners' capital:
  8% Series A convertible redeemable preferred partnership
    interests (4,396,295 interests outstanding, $220 million
    redemption value).......................................     213,393         213,393
  9% Series B convertible redeemable preferred partnership
    interests (2,999,990 and 3,000,000 interests outstanding
    at June 30, 2000 and December 31, 1999, respectively,
    $150 million redemption value)..........................     145,574         145,575
  Ordinary partnership interests (61,861,714 and 59,844,323
    interests outstanding at June 30, 2000 and December 31,
    1999, respectively).....................................     336,410         516,530
  Unearned compensation.....................................      (1,773)        (16,754)
  Warrants..................................................     215,388         169,585
                                                              ----------      ----------
    Total partners' capital.................................     908,992       1,028,329
                                                              ----------      ----------
    Total liabilities and partners' capital.................  $4,059,389      $3,781,459
                                                              ==========      ==========

---------------
NOTE: The December 31, 1999 balance sheet has been derived from audited consolidated financial statements at that date.
           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT PER ORDINARY PARTNERSHIP INTEREST AMOUNTS)
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED    SIX MONTHS ENDED
                                                             JUNE 30,             JUNE 30,
                                                        ------------------   ------------------
                                                          2000      1999       2000      1999
                                                        --------   -------   --------   -------
Gross revenue:
     Service..........................................  $    483   $         $    660   $
     Royalty income...................................       317                  788
                                                        --------   -------   --------   -------
Total gross revenue...................................       800                1,448
     Less, discounts and promotions on service
       revenue........................................       (92)                (131)
                                                        --------   -------   --------   -------
Net revenue...........................................       708                1,317
                                                        --------   -------   --------   -------
Operating expenses:
     Operations.......................................    36,415    26,345     76,065    57,053
     Marketing, general and administrative............    15,237    10,243     31,258    21,671
     Depreciation and amortization....................    80,850       577    161,018     1,122
                                                        --------   -------   --------   -------
       Total operating expenses.......................   132,502    37,165    268,341    79,846
                                                        --------   -------   --------   -------
Operating loss........................................   131,794    37,165    267,024    79,846
Interest income.......................................     3,843     1,762      6,841     4,075
Interest expense......................................    80,994              157,391
                                                        --------   -------   --------   -------
Net loss..............................................   208,945    35,403    417,574    75,771
Preferred distributions on redeemable preferred
  partnership interests...............................     7,771     9,940     15,280    14,690
                                                        --------   -------   --------   -------
Net loss applicable to ordinary partnership
  interests...........................................  $216,716   $45,343   $432,854   $90,461
                                                        ========   =======   ========   =======
Net loss per ordinary partnership interest -- basic
  and diluted.........................................  $   3.50   $  0.78   $   7.04   $  1.55
                                                        ========   =======   ========   =======
Weighted average ordinary partnership interests
  outstanding -- basic and diluted....................    61,862    58,182     61,527    58,181
                                                        ========   =======   ========   =======

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000         1999
                                                              ---------    --------
Operating activities:
  Net loss..................................................  $(417,574)   $(75,771)
  Deferred revenues.........................................      8,607
  Amortization of unearned compensation.....................     (2,923)        786
  Depreciation and amortization.............................    161,018       1,122
  Non-cash interest.........................................     32,622
  Changes in operating assets and liabilities:
    Accounts receivable.....................................       (814)
    Other current assets....................................     (6,801)        382
    Other assets............................................     (2,523)        (56)
    Accounts payable........................................      4,025      (4,813)
    Payable to affiliates...................................     38,282      27,273
    Accrued expenses........................................     (7,690)       (427)
    Accrued interest and other..............................      1,065
                                                              ---------    --------
      Net cash used in operating activities.................   (192,706)    (51,504)
                                                              ---------    --------
  Investing activities:
    Globalstar System.......................................    (11,133)   (415,482)
    Insurance proceeds from launch failure..................                 28,500
    Payable to affiliates for Globalstar System.............    (25,138)     63,327
    Capitalized interest accrued............................                  3,087
    Accounts payable........................................     (3,786)      4,114
    Vendor financing liability..............................     33,504      32,227
                                                              ---------    --------
    Cash used for Globalstar System.........................     (6,553)   (284,227)
    Advances for production gateways and user terminals.....   (124,203)    (20,427)
    Cash receipts for production gateways and user
     terminals..............................................     73,507      30,623
    Receipt and use of restricted cash......................     (2,394)    (27,415)
    Additional spare satellites, net of vendor financing....    (16,501)     (3,348)
    Purchases of property and equipment.....................       (838)     (1,465)
    Deferred FCC license costs..............................                   (472)
                                                              ---------    --------
      Net cash used in investing activities.................    (76,982)   (306,731)
                                                              ---------    --------
  Financing activities:
    Sale of ordinary partnership interests upon exercise of
     options and warrants...................................      1,896          45
    Sale of ordinary partnership interests..................    268,471
    Sale of 8% Series A convertible redeemable preferred
     partnership interests to GTL...........................                339,775
    Repayment of vendor financing...........................    (48,228)
    Distributions on redeemable preferred partnership
     interests..............................................    (15,280)    (10,980)
    Borrowings under credit facilities......................    350,000
                                                              ---------    --------
      Net cash provided by financing activities.............    556,859     328,840
                                                              ---------    --------
    Net increase (decrease) in cash and cash equivalents....    287,171     (29,395)
    Cash and cash equivalents, beginning of period..........    127,675      56,223
                                                              ---------    --------
    Cash and cash equivalents, end of period................  $ 414,846    $ 26,828
                                                              =========    ========
  Noncash transactions:
    Issuance of notes to guarantors for repayment of
     revolving credit line..................................  $ 250,000
                                                              =========
    Conversion of affiliate payables to vendor financing....  $(387,777)
                                                              =========
    Change in fair value of stock compensation for the
     benefit of Globalstar..................................  $ (17,953)
                                                              =========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Globalstar, L.P. ("Globalstar") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules. Globalstar believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with Globalstar's audited consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K for Globalstar Telecommunications Limited ("GTL") and Globalstar.

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

     Globalstar commenced commercial service in the first quarter of 2000, and subscriber revenues to date have been lower than originally anticipated. If Globalstar fails to rapidly and significantly improve its market penetration rates and revenues, it will be unable to fund its operating costs or service its debt, unless additional financing can be obtained, as to which there can be no assurance. If Globalstar is unable to obtain sufficient funds to pay for its debt service, Globalstar will be in default under its debt facilities.

     Globalstar operates in one industry segment, global mobile telephone service.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Earnings Per Ordinary Partnership Interest

     Due to Globalstar's net losses for the three and six months ended June 30, 2000 and 1999, diluted weighted average ordinary partnership interests outstanding excludes: (i) the weighted average effect of the assumed conversion of the 8% Series A convertible redeemable preferred partnership interests (the "8% RPPI's") into 2.3 million and 3.8 million ordinary partnership interests for the three months ended June 30, 2000 and 1999, respectively, and into 2.3 million and 3.3 million ordinary partnership interests for the six months ended June 30, 2000 and 1999, respectively; (ii) the assumed conversion of the 9% Series B convertible redeemable preferred partnership interests (the "9% RPPI's") into 1.4 million ordinary partnership interests for both the three and six months ended June 30, 2000; and (iii) the assumed issuance of ordinary partnership interests upon exercise of Globalstar warrants and GTL's outstanding options and warrants, using the treasury stock method, into 9.0 million and 2.6 million ordinary partnership interests for the three months ended June 30, 2000 and 1999, respectively, and into 7.8 million and 2.5 million ordinary partnership interests for the six months ended June 30, 2000 and 1999, respectively as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per ordinary partnership interest are based on the

                                GLOBALSTAR, L.P.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED) net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for the three and six months ended June 30, 2000 and 1999, respectively.

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

  Service Revenue

     Globalstar owns and operates a global telecommunications network designed to serve virtually every populated area of the world by means of a 52-satellite constellation, including four in-orbit spares. Globalstar provides satellite services under agreements with its service providers and recognizes revenue as satellite services are provided. Gross service revenue represents the billable usage at the contracted rate for the respective services provided. Net service revenue reflects Globalstar's service revenue after promotions and discounts provided to service providers. These promotional programs include a 25% discount on mobile usage fees and free minutes, accumulated based on usage, to service providers for the advance purchase of airtime. A number of Globalstar service providers have committed to pre-purchase discount minutes of use, amounting to approximately $23 million in pre-committed gross revenue. Deferred revenue relating to advance purchases of airtime amounted to approximately $8 million as of June 30, 2000.

  Royalty Income

     Royalty income is comprised of royalty payments for Globalstar user terminals sold by user terminal manufacturers. Revenue is recognized as units are shipped by the user terminal manufacturers.

  Research and Development Expense

     Globalstar's research and development costs, which are expensed as incurred, were $1.5 million and $26.3 million for the three months ended June 30, 2000 and 1999, respectively, and $3.2 million and $57.1 million for the six months ended June 30, 2000 and 1999, respectively, and are included in operations expense.

  Comprehensive Loss

     During the periods presented, Globalstar had no changes in ordinary partner's capital from transactions or other events and circumstances from non-owners sources. Accordingly, a statement of comprehensive loss has not been provided.

  Reclassifications

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

                                GLOBALSTAR, L.P.

4. ADDITIONAL SYSTEM COSTS

     From July 1, 2000 through December 31, 2000, Globalstar expects to spend approximately $161 million for the enhancement of its system software, for the eight spare satellites being constructed by Space Systems/ Loral Inc. ("SS/L"), for development work completed but not paid at June 30, 2000, for repayment of vendor financing and for the net financing provided to Globalstar's service providers to assist in the purchase of gateways, fixed access terminals and handsets (net of expected receipts of $129 million from the service providers as repayment of such financing). In addition, cash interest, preferred dividends and operating costs are estimated to be between $100 million and $125 million per quarter for the remainder of 2000. Globalstar expects that its cash on hand ($463 million at June 30, 2000) and remaining available credit as of June 30, 2000 of approximately $29 million under its vendor financing arrangements, will enable it to end 2000 with a cash surplus in excess of $100 million. Globalstar believes that it will require additional funds to the extent that cash on hand and revenue does not cover its expected cash outflows for 2001. While Globalstar believes it will be able to obtain the additional funds, there can be no assurance, however, that such funds will be available on favorable terms or on a timely basis, if at all.

     Globalstar also has secured from SS/L twelve and eighteen month call up orders for two additional Delta launch vehicles. The total future commitment for these launch vehicles is approximately $82 million plus escalation of 3% per year. If these launch vehicles are not used by the end of 2003, Globalstar will incur a termination charge of approximately $16.0 million.

5. PAYABLES TO AFFILIATES AND VENDOR FINANCING

     Payables and vendor financing due to affiliates is comprised of the following (in thousands):

                                                              JUNE 30,   DECEMBER 31,
                                                                2000         1999
                                                              --------   ------------
SS/L........................................................  $311,425     $346,537
Qualcomm....................................................   574,499      501,647
Other affiliates............................................    17,176       14,147
                                                              --------     --------
                                                               903,100      862,331
Less, current portion.......................................   260,088      606,020
                                                              --------     --------
Long-term portion...........................................  $643,012     $256,311
                                                              ========     ========

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of capitalized interest) with Qualcomm that replaced the previous $100 million vendor financing agreement. The vendor financing bears interest at 6%, matures on August 15, 2003 and requires repayment pro rata with the term loans under Globalstar's $500 million credit facility (see Note 6). As of June 30, 2000, $503 million was outstanding under this facility. In connection with this agreement, Qualcomm received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate one partnership interest for four shares of GTL common stock. Fifty percent of the warrants vested on the closing date. The remaining 50% will vest generally in two equal installments on September 1, 2000 and September 1, 2001. The warrants will expire in 2007. The fair value of such warrants totaled approximately $46.1 million and is being amortized over the term of the vendor financing arrangements. The fair value attributable to the unvested portion of such warrants is subject to adjustment based upon the future value of GTL's common stock.

     Loral has agreed that if the principal amount (excluding capitalized interest of $31.1 million at June 30, 2000) outstanding under the Qualcomm vendor financing facility exceeds the principal amount outstanding

                                GLOBALSTAR, L.P.

5. PAYABLES TO AFFILIATES AND VENDOR FINANCING -- (CONTINUED) under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As a result, Loral's aggregate guarantee liability for debt outstanding under the Qualcomm vendor financing facility and Globalstar's $500 million credit facility will not exceed $500 million.

6. CREDIT FACILITIES

  $250 Million Credit Agreement

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank became due, and was thereupon repaid in full by its guarantors, including Lockheed Martin Corporation ("Lockheed Martin"), Qualcomm, DASA and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements entered into in 1996, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, Qualcomm, SS/L and DASA, respectively, in satisfaction of their subrogation rights. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3%, and are presented as notes payable and notes payable to affiliates on the condensed consolidated balance sheet of Globalstar.

     On June 30, 2000, Loral paid $56.3 million on a net basis to Lockheed Martin in satisfaction of its obligation to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of Globalstar's $250 million credit facility. Accordingly, Loral is entitled to receive notes in respect thereof.

     Lockheed Martin, however, has rejected the notes it received and is instead asking Globalstar to issue new securities with additional rights and enhanced value, without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements, but is, nonetheless, in discussions with Lockheed Martin to resolve the dispute.

     If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated the court would agree with Globalstar's interpretation of the agreements. Moreover, if as a result of this dispute, a holder of Globalstar public bonds claimed a cross default under the applicable indentures, and a court ruled against Globalstar, the maturity date of the bonds would be accelerated. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

  $500 Million Credit Agreement

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a $100 million three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B"). As of June 30, 2000, all amounts under the $500 million credit agreement were drawn.

     Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or the London Interbank Offer Rate ("LIBOR") for periods of one to six months. Globalstar pays a commitment fee on the unused portion of the facilities. The credit agreement contains customary financial covenants that commence March 31, 2001, including minimum revenue thresholds, maintenance of consolidated net worth, interest coverage ratios and maximum leverage ratios. In addition, the credit agreement contains customary limitations on indebtedness, liens, contingent obligations, fundamental changes, asset sales, dividends, investments, optional payments and modification of subordinated and other debt instruments and transactions with affiliates.

                                GLOBALSTAR, L.P.

6. CREDIT FACILITIES -- (CONTINUED)
     One of these covenants would require, among other things, that Globalstar have revenues of $100 million for the 12 month period ended March 31, 2001. Globalstar's revenues for the quarter ended June 30, 2000, the first three months of this period, were $708,000. Unless Globalstar can satisfy this covenant or obtain waivers or amendments from a majority of the bank lenders, Globalstar will be in default under its debt facilities and Globalstar's lenders and bondholders would have the right to accelerate payment of their loans to Globalstar.

7. ORDINARY PARTNERS' CAPITAL

     On February 1, 2000, GTL sold 8,050,000 shares of common stock in a public offering under its shelf registration statement. The sale yielded net proceeds of approximately $268.5 million to GTL. GTL used the proceeds to purchase 1,987,654 ordinary partnership interests in Globalstar. Globalstar is using the proceeds for general corporate purposes, which may include the acceleration of Globalstar's roll-out through increased support of service provider marketing activities and the funding of promotional discounts, the development of new features, or potential repayment of debt.

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

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Globalstar and GTL or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of either Globalstar or GTL. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond Globalstar's or GTL's control. Some of these factors and conditions include: (i) Globalstar has recently commenced commercial service and subscriber demand to date has been lower than expected; (ii) Globalstar must achieve significant revenue quickly in order to meet a financial covenant that will become effective in March 2001 (iii) dependence on service providers to market Globalstar service and implement important parts of its system and on third parties to complete its system; (iv) Globalstar has substantial debt; (v) Globalstar may require additional financing; (vi) satellites may fail prematurely; (vii) severe competition in the telecommunications industry; (viii) Globalstar is subject to regulation and (ix) the outcome of Globalstar's discussion with Lockheed Martin. For a detailed discussion of some of these factors and conditions, please refer to the most recent Report on Form 10-K that Globalstar and GTL filed with the SEC. In addition, Globalstar operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond Globalstar's control.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, including restricted cash, increased from $174 million at December 31, 1999 to $463 million at June 30, 2000. The net increase is primarily the result of the net proceeds from the sale of Globalstar's ordinary partnership interests of $270 million and the net proceeds from borrowings under credit facilities of $350 million, partially offset by the net repayment of vendor financing of $48 million, net cash used in operating activities of $193 million, net expenditures for production gateways and user terminals of $51 million, net distributions on redeemable preferred partnership interests of $15 million, and net expenditures for additional spare satellites of $17 million.

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank became due, and was thereupon repaid in full by its guarantors, including Lockheed Martin Corporation ("Lockheed Martin"), Qualcomm, DASA and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements entered into in 1996, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, Qualcomm, SS/L and DASA, respectively, in satisfaction of their subrogation rights. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3%.

     On June 30, 2000, Loral paid $56.3 million on a net basis to Lockheed Martin in satisfaction of its obligation to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of Globalstar's $250 million credit facility. Accordingly, Loral is entitled to receive notes in respect thereof.

     Lockheed Martin, however, has rejected the notes it received and is instead asking Globalstar to issue new securities with additional rights and enhanced value, without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements, but is, nonetheless, in discussions with Lockheed Martin to resolve the dispute.

     If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated the court would agree with Globalstar's interpretation of the agreements. Moreover, if as a result of this dispute, a holder of Globalstar public bonds claimed a cross default under the applicable indentures, and a court ruled against Globalstar, the maturity date of the bonds would be accelerated. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

     As of June 30, 2000, all 52 Globalstar satellites, including four in-orbit spares, have been launched and are being used to test system functionality, to support service provider friendly user trials, and to provide commercial service. Globalstar has secured from SS/L twelve and eighteen month call up orders for two additional Delta launch vehicles in the event additional spare satellites are required. The total future commitment for these launch vehicles is approximately $82 million plus escalation of 3% per year. If these launch vehicles are not used by year end 2003, Globalstar will incur a termination charge of approximately $16 million.

     From July 1, 2000 through December 31, 2000, Globalstar expects to spend approximately $161 million, for the enhancement of its system software, for the eight spare satellites being constructed by SS/L, for development work completed but not paid at June 30, 2000, for repayment of vendor financing and for the net financing provided to Globalstar's service providers to assist in the purchase of gateways, fixed access terminals and handsets (net of expected receipts of $129 million from the service providers as repayment of such financing). In addition, cash interest, preferred dividends and operating costs are estimated to be between $100 million and $125 million per quarter for the remainder of 2000. Globalstar expects that its cash on hand ($463 million at June 30, 2000) and remaining available credit as of June 30, 2000 of approximately $29 million under its vendor financing arrangements, will enable it to end 2000 with a cash surplus in excess of $100 million. Globalstar believes that it will require additional funds to the extent that cash on hand and revenue does not cover its expected cash outflows for 2001. While Globalstar believes it will be able to obtain the additional funds, there can be no assurance, however, that such funds will be available on favorable terms or on a timely basis, if at all.

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of capitalized interest) with Qualcomm that replaced the previous $100 million vendor financing agreement. The vendor financing bears interest at 6%, matures on August 15, 2003 and requires repayment pro rata with the term loans under Globalstar's $500 million credit facility (see Note 6 to Globalstar's condensed consolidated financial statements). As of June 30, 2000, $503 million was outstanding under this facility. In connection with this agreement, Qualcomm received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate one partnership interest for four shares of GTL common stock. Fifty percent of the warrants vested on the closing date. The remaining 50% will vest generally in two equal installments on September 1, 2000 and September 1, 2001. The warrants will expire in 2007. The fair value of such warrants totaled approximately $46.1 million and is being amortized over the term of the vendor financing arrangements. The fair value attributable to the unvested portion of such warrants is subject to adjustment based upon the future value of GTL's common stock.

     Loral has agreed that if the principal amount (excluding capitalized interest of $31.1 million at June 30, 2000) outstanding under the Qualcomm vendor financing facility exceeds the principal amount outstanding under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As a result, Loral's aggregate guarantee liability for debt outstanding under the Qualcomm vendor financing and Globalstar's credit facility will not exceed $500 million.

     In February 2000, GTL sold 8,050,000 shares of its common stock to the public under a shelf registration statement. GTL used the net proceeds from the offering of approximately $268.5 million to purchase 1,987,654 ordinary partnership interests in Globalstar. Globalstar intends to use the offering proceeds for general corporate purposes, which may include the acceleration of Globalstar's roll-out through increased support for service provider marketing activities and the funding of promotional discounts; development of new service features; and possible repayment of debt.

     Globalstar's $500 million credit facility contains various financial condition covenants, one which would require, among other things, that Globalstar have revenues of $100 million for the 12 month period ended March 31, 2001. Globalstar's revenues for the quarter ended June 30, 2000, the first three months of this period, were $708,000. Unless Globalstar can satisfy this covenant or obtain waivers or amendments from a majority of the bank lenders, Globalstar will be in default under its debt facilities and Globalstar's lenders and bondholders would have the right to accelerate payment of their loans to Globalstar.

RESULTS OF OPERATIONS

     Effective January 1, 2000, Globalstar commenced commercial operations and as of June 30, 2000, 39 countries were in full service, served by 17 gateways. For the three months ended June 30, 2000, Globalstar recorded 1,137,000 minutes of billable service, more than double the usage in the first quarter. For the six months ended June 30, 2000, Globalstar recorded 1,687,000 minutes of billable service.

     For the six months ended June 30, 2000, Globalstar recognized gross service revenue of $660,000, royalty income of $788,000 relating to Globalstar user terminals sold by user terminal manufacturers, offset by promotions and discounts of $131,000 on service revenue, resulting in net revenue of $1,317,000. For the three months ended June 30, 2000, Globalstar recognized gross service revenue of $483,000, royalty income of $317,000, offset by promotions and discounts of $92,000 on service revenue, resulting in net revenue of $708,000. Globalstar has offered promotional programs to its service providers, including a 25% discount on mobile usage fees and free minutes for the advance purchase of airtime. A number of Globalstar service providers have committed to pre-purchase discount minutes of use, amounting to approximately $23 million in pre-committed gross revenue. Deferred revenue relating to such advance purchases amounted to approximately $8 million as of June 30, 2000.

     Operating Expenses. Operations costs increased to $76 million for the six months ended June 30, 2000 from $57 million for the six months ended June 30, 1999 and increased to $36 million for the three months ended June 30, 2000 from $26 million for the three months ended June 30, 1999. The increase is primarily the result of increased costs associated with Globalstar system integration and testing and gateway maintenance.

     Marketing, general and administrative costs increased to $31 million for the six months ended June 30, 2000 from $22 million for the six months ended June 30, 1999 and increased to $15 million for the three months ended June 30, 2000 from $10 million for the three months ended June 30, 1999. The increase is primarily the result of increased advertising and marketing costs associated with Globalstar commencing service.

     Depreciation and amortization increased to $161 million for the six months ended June 30, 2000 from $1 million for the six months ended June 30, 1999 and increased to $81 million for the three months ended June 30, 2000 from $0.6 million for the three months ended June 30, 1999. The increase is the result of Globalstar commencing service and starting to depreciate the Globalstar System in 2000.

     Interest income increased to $7 million for the six months ended June 30, 2000 from $4 million for the six months ended June 30, 1999 and increased to $4 million for the three months ended June 30, 2000 from $2 million for the three months ended June 30, 1999. The increase is the result of higher average cash balances available for investment during 2000, and to a lesser extent, higher interest rates.

     Interest expense increased to $157 million for the six months ended June 30, 2000 and increased to $81 million for the three months ended June 30, 2000 as compared to no interest expense in 1999. The increase is the result of Globalstar commencing service and starting to expense interest which was previously capitalized to the Globalstar system under construction.

     As a result of the above, the net loss applicable to ordinary partnership interests increased to $433 million for the six months ended June 30, 2000 from $90 million for the six months ended June 30, 1999 and increased to $217 million for the three months ended June 30, 2000 from $45 million for the three months ended June 30, 1999.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 9, 2000, at GTL's Annual meeting of Shareholders, the following proposals were acted on:

     (1) In an uncontested election, the following individuals were elected to the Board of Directors of GTL. The votes were as follows:

                                                            FOR       WITHHELD
                                                         ----------   --------
Bernard L. Schwartz....................................  86,480,798   628,161
Michael P. DeBlasio....................................  86,526,624   582,335
Douglas G Dwyre........................................  86,494,029   614,930
Sir Ronald Grierson....................................  86,484,808   624,151
Robert B. Hodes........................................  86,423,922   685,037
E. John Peett..........................................  86,524,196   584,763
Michael B. Targoff.....................................  86,484,937   624,022
A. Robert Towbin.......................................  86,443,311   665,648
Eric J. Zahler.........................................  86,513,092   595,867

     (2) The proposal to amend GTL's 1994 Stock Option Plan to increase the number of common shares, $1.00 par value, available for issuance from 5,000,000 to 10,000,000, was approved. The votes were as follows:

For.........................................................  36,282,451
Against.....................................................   3,875,809
Broker non-votes............................................  46,457,020
Abstentions.................................................     493,679

     (3) The proposal to ratify the appointment of Deloitte & Touche LLP as independent auditors for the year ending December 31, 2000 was approved. The votes were as follows:

For.........................................................  86,526,906
Against.....................................................     370,251
Abstentions.................................................     211,802

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

        Exhibit 12  -- Statement Regarding Computation of Ratios

        Exhibit 27.1 -- Financial Data Schedules

        Exhibit 27.2 -- Financial Data Schedules

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

                                          GLOBALSTAR, L.P.

                                          /s/ DANIEL P. MCENTEE
                                          --------------------------------------
                                          Daniel P. McEntee
                                          Vice President and Chief Financial
                                          Officer
                                          (Principal Financial Officer)
                                          and Registrant's Authorized Officer

Date: August 11, 2000

                                 EXHIBIT INDEX

EXHIBIT NO.                                  DESCRIPTION
-----------                                  -----------
Exhibit 12     --  Statement Regarding Computation of Ratios
Exhibit 27.1   --  Financial Data Schedules
Exhibit 27.2   --  Financial Data Schedules
Exhibit 99.1   --  Financial Statements for Loral Qualcomm Satellite Services, L.P.
Exhibit 99.2   --  Financial Statements for Globalstar Capital Corporation