Form 10-Q
period 2000-09-30
GLOBALSTAR TELECOMMUNICATIONS LTD; GLOBALSTAR LP
filed 2000-11-14
CIK 933401, 1037927

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                     IRS IDENTIFICATION NUMBER: 13]-3759024

     The registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and have been subject to such filing requirements for the past 90 days.

     As of October 15, 2000, there were 106,284,999 shares of Globalstar Telecommunications Limited common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

              INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Part I    FINANCIAL INFORMATION
          Globalstar Telecommunications Limited (A General Partner of
            Globalstar, L.P.).........................................    2
          Globalstar, L.P.............................................    9
          Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   17
Part II   OTHER INFORMATION
          Exhibits and Reports of Form 8-K............................   22

                                     PART I

                             FINANCIAL INFORMATION

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)        (NOTE)
ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests................   $  357,027       $  358,968
  Dividends receivable......................................        3,323            3,323
  Ordinary partnership interests............................      696,968          661,072
  Ordinary partnership warrants.............................       11,268           11,539
                                                               ----------       ----------
          Total assets......................................   $1,068,586       $1,034,902
                                                               ==========       ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Dividends payable.........................................   $    3,323       $    3,323
Commitments and contingencies
Shareholders' equity:
  Preference shares, $.01 par value, 20,000,000 shares
     authorized:
     8% Series A convertible redeemable preferred stock,
      (4,396,295 shares outstanding, $220 million redemption
      value)................................................      213,393          213,393
     9% Series B convertible redeemable preferred stock,
      (2,959,990 and 3,000,000 shares outstanding at
      September 30, 2000 and December 31, 1999,
      respectively, $150 million redemption value)..........      143,634          145,575
  Common stock, $1.00 par value, 600,000,000 shares
     authorized (103,764,999 and 88,742,794 shares
     outstanding at September 30, 2000 and December 31,
     1999, respectively)....................................      103,765           88,743
  Paid-in capital...........................................    1,061,363          756,615
  Warrants..................................................       11,268           11,539
  Accumulated deficit.......................................     (468,160)        (184,286)
                                                               ----------       ----------
          Total shareholders' equity........................    1,065,263        1,031,579
                                                               ----------       ----------
          Total liabilities and shareholders' equity........   $1,068,586       $1,034,902
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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                     THREE MONTHS ENDED     NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                     ------------------    -------------------
                                                      2000       1999        2000       1999
                                                     -------    -------    --------    -------
Equity in net loss applicable to ordinary
  partnership interests of Globalstar, L.P.........  $86,021    $16,769    $252,034    $48,244
Amortization of excess carrying value in
  Globalstar, L.P..................................   11,455                 31,840
Dividend income on Globalstar, L.P. redeemable
  preferred partnership interests..................    7,771      7,129      23,051     21,819
Interest expense on convertible preferred
  equivalent obligations...........................                                      2,510
                                                     -------    -------    --------    -------
Net loss...........................................   89,705      9,640     260,823     28,935
Preferred dividends on convertible redeemable
  preferred stock..................................    7,771      7,129      23,051     19,309
                                                     -------    -------    --------    -------
Net loss applicable to common shareholders.........  $97,476    $16,769    $283,874    $48,244
                                                     =======    =======    ========    =======
Net loss per share -- basic and diluted............  $  1.00    $  0.20    $   2.95    $  0.59
                                                     =======    =======    ========    =======
Weighted average shares outstanding -- basic and
  diluted..........................................   97,154     82,062      96,095     82,035
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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Operating activities:
  Net loss..................................................  $(260,823)   $ (28,935)
  Equity in net loss applicable to ordinary partnership
     interests of Globalstar, L.P...........................    252,034       48,244
  Amortization of excess carrying value in Globalstar,
     L.P....................................................     31,840
  Accretion to redemption value of redeemable preferred
     partnership interests..................................                    (339)
  Dividends accrued on redeemable preferred partnership
     interests..............................................                  (3,500)
                                                              ---------    ---------
     Net cash provided by operating activities..............     23,051       15,470
                                                              ---------    ---------
  Investing activities:
     Purchase of ordinary partnership interests in
      Globalstar, L.P.......................................   (335,510)      (2,846)
     Purchase of 8% redeemable preferred partnership
      interests in Globalstar, L.P..........................                (339,775)
                                                              ---------    ---------
     Net cash used in investing activities..................   (335,510)    (342,621)
                                                              ---------    ---------
  Financing activities:
     Net proceeds from issuance of common stock upon
      exercise of options and warrants......................      1,896        2,846
     Net proceeds from sale of common stock.................    333,614
     Proceeds from issuance of 8% Series A convertible
      redeemable preferred stock............................                 339,775
     Payment of preferred stock dividends...................    (23,051)     (15,470)
                                                              ---------    ---------
     Net cash provided by financing activities..............    312,459      327,151
                                                              ---------    ---------
  Net increase (decrease) in cash and cash equivalents......
  Cash and cash equivalents, beginning of period............
                                                              ---------    ---------
  Cash and cash equivalents, end of period..................  $      --    $      --
                                                              =========    =========
  Noncash transactions:
     Change in fair value of stock compensation for the
      benefit of Globalstar.................................  $ (17,953)   $
                                                              =========    =========
     Conversion of 9% Series B redeemable preferred
      partnership interests into common stock...............  $   1,941    $
                                                              =========    =========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited ("GTL" or the "Company") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of GTL, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules. GTL believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with GTL's audited financial statements and notes thereto included in the latest Annual Report on Form 10-K for GTL and Globalstar, L.P. ("Globalstar").

2. ORGANIZATION AND BUSINESS

     GTL's sole business is acting as a general partner of Globalstar. In the first quarter of 2000, Globalstar commenced commercial operations and began the transition from a development stage entity to an operating entity. In 2000, Globalstar operations are focused on operating the Globalstar System and the provisioning of global wireless telecommunications services.

     Globalstar's subscriber revenues to date have been lower than originally anticipated. If Globalstar fails to rapidly and significantly improve its market penetration rates and revenues, it will be unable to service its debt or fund its operating costs, unless additional financing can be obtained, as to which there can be no assurance. If Globalstar is unable to obtain sufficient funds to pay for its debt service, Globalstar will be in default under its debt facilities.

     As of September 30, 2000, GTL held 40.3% of the outstanding ordinary partnership interests, 100% of the outstanding 8% convertible redeemable preferred partnership interests (the "8% RPPIs") and 100% of the outstanding 9% convertible redeemable preferred partnership interests (the "9% RPPIs") of Globalstar. GTL accounts for its investment in Globalstar on the equity method, recognizing its allocated share of net losses in the period incurred based on the ordinary partnership interests it owns.

     GTL's equity securities and convertible securities are represented by equivalent Globalstar partnership interests on an approximate four-for-one basis.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Earnings Per Share

     Due to GTL's net losses for the three and nine months ended September 30, 2000 and 1999, diluted weighted average common shares outstanding excludes the weighted average effect of: (i) the assumed conversion of GTL's 8% Series A convertible redeemable preferred stock (the "8% Preferred Stock") into 9.5 million and 15.0 million common shares for the three months ended September 30, 2000 and 1999, respectively, and into 9.5 million and 13.9 million common shares for the nine months ended September 30, 2000 and 1999, respectively; (ii) the assumed conversion of GTL's 9% Series B convertible redeemable preferred stock (the "9% Preferred Stock") into 5.7 million common shares for both the three and nine months ended September 30, 2000; and (iii) the assumed exercise of outstanding options and warrants, into 12.3 million and 7.9 million common shares for the three months ended September 30, 2000 and 1999, respectively, and into 10.0 million and 6.9 million common shares for the nine months ended September 30, 2000 and 1999, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted net

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

loss per share is based on the net loss applicable to common shareholders' and the weighted average common shares outstanding for the three and nine months ended September 30, 2000 and 1999, respectively.

  Investment in Globalstar, L.P.

     GTL's investment in Globalstar includes the excess carrying value over GTL's interest in Globalstar's total partners' capital. Such excess totaled $913 million at September 30, 2000, including an increase of $243 million during the first quarter of 2000 and an increase of $58 million during the third quarter of 2000, resulting primarily from the additional investments in Globalstar's ordinary partnership interests discussed in Note 4. In connection with Globalstar's commencement of commercial operations, GTL began amortizing this excess in January 2000 over a period of 20 years. Accumulated amortization as of September 30, 2000 was $31.8 million.

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

     On September 19, 2000, GTL entered into a purchase agreement with Bear Stearns International Limited ("Bear Stearns"), under which Bear Stearns has agreed to purchase over several tranches, up to $105 million of shares of GTL common stock. Sales under this agreement are subject to certain conditions, including the requirement that GTL's share price is trading higher than $4.50. As of September 30, 2000, Bear Stearns had purchased 1,530,000 shares of GTL common stock, resulting in net proceeds to GTL of $9 million. GTL used the proceeds from the sales to purchase 377,778 ordinary partnership interests in Globalstar.

     On September 29, 2000, Globalstar's founding partners, Loral Space & Communications Ltd. ("Loral"), Vodafone, Qualcomm, Elsacom and TESAM, purchased an aggregate of 5.2 million shares of common stock of GTL for $56 million. GTL used the proceeds from the sales to purchase 1,295,360 ordinary partnership interests in Globalstar.

     Globalstar is using the proceeds from the above transactions for general corporate purposes including capital expenditures, operations (including marketing and distribution of phones and services) and interest expense.

5. GLOBALSTAR ADDITIONAL SYSTEM COSTS AND FUNDING

     Before any additional financing, Globalstar expects to end 2000 with approximately $175 million in cash and expects that this estimated cash balance will last into the second quarter of 2001.

     Over the next 12 months, commencing on October 1, 2000, Globalstar will require significant additional funds to cover its cash outflows which it expects will include operating costs of approximately $235 million, cash-pay interest of approximately $245 million and other cash requirements of approximately $43 million for the eight spare satellites being constructed by Space Systems/Loral, Inc. ("SS/L"), $144 million for repayment of vendor financing and debt and approximately $60 million for the financing provided to

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

Globalstar's service providers to assist in the purchase of gateways, fixed access terminals and handsets. These expenditures are partially offset by expected receipts of approximately $135 million from the service providers as repayment of such financing. The amount of such additional funds will depend, among other things, upon the amount and timing of revenues generated. If Globalstar is not able to raise sufficient funds, the lack of funds would have a material adverse effect on GTL's investment in Globalstar.

     Globalstar also has secured from SS/L twelve and eighteen month call up orders for two additional Delta launch vehicles. The total future commitment for these launch vehicles is approximately $86.5 million plus escalation of 3% per year. If these launch vehicles are not used by the end of 2003, Globalstar will incur a termination charge of approximately $18.6 million.

6. GLOBALSTAR CREDIT FACILITIES

  $250 Million Credit Agreement

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank, which was fully drawn, matured and was thereupon repaid in full by its guarantors, Lockheed Martin, Qualcomm, DASA and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantees. Pursuant to the relevant agreements entered into in 1996, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, Qualcomm, SS/L and DASA, respectively, in satisfaction of their subrogation rights. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of London Interbank Offer Rate ("LIBOR") plus 3%.

     On June 30, 2000, Loral paid $56.3 million on a net basis to Lockheed Martin in satisfaction of its obligation to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of Globalstar's $250 million credit facility. Accordingly, Loral is entitled to receive notes in respect thereof.

     Lockheed Martin, however, has rejected the notes it received and has asked Globalstar for alternative forms of payment, while continuing to claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements, but is, nonetheless, in discussions with Lockheed Martin to resolve the dispute.

     If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated a court would agree with Globalstar's interpretation of the agreements. Moreover, if as a result of this dispute, a holder of Globalstar public bonds claimed a cross default under the applicable indentures, and a court ruled against Globalstar, the maturity date of the bonds would be accelerated. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

  $500 Million Credit Agreement

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a $100 million three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B"). As of September 30, 2000, all amounts under the $500 million credit agreement were drawn.

     Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or LIBOR for periods of one to six months. Globalstar pays a commitment fee on the unused portion of the facilities. The credit agreement contains customary financial covenants that commence March 31, 2001, including minimum revenue thresholds, maintenance of consolidated net worth, interest coverage ratios and maximum leverage ratios. In addition, the credit agreement contains customary limitations

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

on indebtedness, liens, contingent obligations, fundamental changes, asset sales, dividends, investments, optional payments and modification of subordinated and other debt instruments and transactions with affiliates.

     One of these covenants would require, among other things, that Globalstar have revenues of $100 million for the 12 month period ended March 31, 2001. Globalstar's revenues for the six months ended September 30, 2000, the first six months of this period, were $1.9 million. Given the level of revenues in the first six months of this period, Globalstar anticipates that the growth in revenues during the subsequent six month period will not be sufficient to meet its $100 million revenue covenant. If Globalstar cannot satisfy this covenant, obtain waivers or amendments from a majority of the bank lenders, or fulfill the $500 million obligation in a form satisfactory to all bank lenders, Globalstar will be in default under its debt facilities (including vendor financing) and Globalstar's lenders and bondholders would have the right to accelerate payment of their loans to Globalstar. Loral SatCom Ltd. and Loral Satellite Inc., directly and indirectly wholly owned subsidiaries of Loral, have jointly and severally guaranteed Globalstar's obligation under this credit agreement. Loral has advised Globalstar that it is currently in negotiations with the banks to restructure the guarantee arrangements.

7. SUBSEQUENT EVENTS

     During October 2000, Bear Stearns purchased 2,520,000 additional shares of GTL common stock (see Note 4), resulting in additional proceeds to GTL of $19 million. GTL used the proceeds from the sales to purchase 622,223 additional ordinary partnership interests in Globalstar.

     In October 2000, GTL announced that future dividends on its two series of preferred stock would be paid in shares of its common stock rather than cash, as permitted under the terms of both series of preferred stock. These terms provide that shares of common stock be valued at 95% of their average market value, which is defined as the arithmetic average of the average of the high and low trading prices of GTL common stock as reported on NASDAQ for the ten trading days ending on the fifth business day prior to the record date for such dividend. In connection with these dividends, Globalstar will issue partnership interests to GTL corresponding to the proportionate number of common shares issued by GTL to the preferred holders.

                                GLOBALSTAR, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PARTNERSHIP INTERESTS)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2000             1999
                                                              -------------    ------------
                                                               (UNAUDITED)        (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................   $  285,919       $  127,675
  Restricted cash...........................................                        46,246
  Accounts receivable, net of allowance of $6 at September
    30, 2000................................................          801
  Production gateways and user terminals....................      183,078          114,980
  Other current assets......................................       15,743            4,001
                                                               ----------       ----------
        Total current assets................................      485,541          292,902
Property and equipment:
  Globalstar System, net....................................    2,938,700
  Other property and equipment, net.........................        4,669            5,128
                                                               ----------       ----------
                                                                2,943,369            5,128
Globalstar System under construction:
  Space segment.............................................                     2,109,275
  Ground segment............................................       15,549        1,071,914
                                                               ----------       ----------
                                                                   15,549        3,181,189
Additional spare satellites.................................      141,489           53,467
Deferred financing costs....................................      153,351          151,873
Other assets................................................       96,960           96,900
                                                               ----------       ----------
        Total assets........................................   $3,836,259       $3,781,459
                                                               ==========       ==========
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Current portion of debt...................................   $   46,000       $
  Accounts payable..........................................       11,507           10,908
  Payable to affiliates.....................................       43,081          468,536
  Vendor financing liability................................       98,298          137,484
  Accrued expenses..........................................       16,767           20,841
  Accrued interest..........................................       47,174           33,533
                                                               ----------       ----------
        Total current liabilities...........................      262,827          671,302
Deferred revenues...........................................       36,201           25,811
Vendor financing liability, net of current portion..........      666,848          256,311
Deferred interest payable...................................                           595
Accrued interest on notes payable...........................        6,145
Revolving credit facility...................................      100,000
Term loans payable..........................................      354,000          400,000
Notes payable...............................................      150,000
Notes payable to affiliates.................................      100,000
Senior notes payable ($1,450,000 aggregate principal
  amount)...................................................    1,405,629        1,399,111
Commitments and contingencies (Notes 4 and 6) Partners'
  capital:
  8% Series A convertible redeemable preferred partnership
    interests (4,396,295 interests outstanding, $220 million
    redemption value).......................................      213,393          213,393
  9% Series B convertible redeemable preferred partnership
    interests (2,959,990 and 3,000,000 interests outstanding
    at September 30, 2000 and December 31, 1999,
    respectively, $150 million redemption value)............      143,634          145,575
  Ordinary partnership interests (63,553,877 and 59,844,323
    interests outstanding at September 30, 2000 and December
    31, 1999, respectively).................................      184,559          516,530
  Unearned compensation.....................................       (1,540)         (16,754)
  Warrants..................................................      214,563          169,585
                                                               ----------       ----------
        Total partners' capital.............................      754,609        1,028,329
                                                               ----------       ----------
        Total liabilities and partners' capital.............   $3,836,259       $3,781,459
                                                               ==========       ==========

---------------
NOTE:The December 31, 1999 balance sheet has been derived from audited consolidated financial statements at that date.
           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT PER ORDINARY PARTNERSHIP INTEREST AMOUNTS)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED      NINE MONTHS ENDED
                                                      SEPTEMBER 30,          SEPTEMBER 30,
                                                   -------------------    --------------------
                                                     2000       1999        2000        1999
                                                   --------    -------    --------    --------
Gross revenue:
  Service........................................  $  1,000    $          $  1,660    $
  Royalty income.................................       427                  1,215
                                                   --------    -------    --------    --------
Total gross revenue..............................     1,427                  2,875
  Less, discounts and promotions on service
     revenue.....................................      (237)                  (368)
                                                   --------    -------    --------    --------
Net revenue......................................     1,190                  2,507
                                                   --------    -------    --------    --------
Operating expenses:
  Operations.....................................    29,498     21,803     105,563      78,856
  Marketing, general and administrative..........    16,426     19,485      47,684      41,156
  Depreciation and amortization..................    83,697        582     244,715       1,704
                                                   --------    -------    --------    --------
          Total operating expenses...............   129,621     41,870     397,962     121,716
                                                   --------    -------    --------    --------
Operating loss...................................   128,431     41,870     395,455     121,716
Interest income..................................     5,015        833      11,856       4,908
Interest expense.................................    87,771                245,162
                                                   --------    -------    --------    --------
Net loss.........................................   211,187     41,037     628,761     116,808
Preferred distributions on redeemable preferred
  partnership interests..........................     7,771      7,129      23,051      21,819
                                                   --------    -------    --------    --------
Net loss applicable to ordinary partnership
  interests......................................  $218,958    $48,166    $651,812    $138,627
                                                   ========    =======    ========    ========
Net loss per ordinary partnership
  interest -- basic and diluted..................  $   3.54    $  0.83    $  10.57    $   2.38
                                                   ========    =======    ========    ========
Weighted average ordinary partnership interests
  outstanding -- basic and diluted...............    61,922     58,191      61,660      58,185
                                                   ========    =======    ========    ========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                              ----------------------
                                                                2000         1999
                                                              ---------    ---------
Operating activities:
  Net loss..................................................  $(628,761)   $(116,808)
  Deferred revenues.........................................     10,390
  Amortization of unearned compensation.....................     (2,667)       1,280
  Depreciation and amortization.............................    244,715        1,704
  Non-cash interest.........................................     49,973
  Changes in operating assets and liabilities:
    Accounts receivable.....................................       (801)
    Other current assets....................................    (11,742)       1,217
    Other assets............................................     (2,587)         (35)
    Accounts payable........................................      4,269       (6,753)
    Payable to affiliates...................................    (17,944)      51,366
    Accrued expenses........................................     (4,074)       2,574
    Accrued interest and other..............................     19,191
                                                              ---------    ---------
      Net cash used in operating activities.................   (340,038)     (65,455)
                                                              ---------    ---------
  Investing activities:
    Globalstar System.......................................    (13,039)    (662,112)
    Insurance proceeds from launch failure..................                  28,500
    Payable to affiliates for Globalstar System.............    (30,882)     115,115
    Capitalized interest accrued............................                  21,557
    Accounts payable........................................     (3,670)         897
    Vendor financing liability..............................     63,949       49,207
                                                              ---------    ---------
    Cash provided by (used for) Globalstar System...........     16,358     (446,836)
    Advances for production gateways and user terminals.....   (156,786)     (22,048)
    Cash receipts for production gateways and user
     terminals..............................................     88,689       40,824
    Receipt and use of restricted cash......................     46,246      (37,881)
    Additional spare satellites, net of vendor financing....    (82,254)
    Purchases of property and equipment.....................     (1,435)      (2,157)
    Deferred FCC license costs..............................                    (797)
                                                              ---------    ---------
      Net cash used in investing activities.................    (89,182)    (468,895)
                                                              ---------    ---------
  Financing activities:
    Proceeds from issuance of $300,000 Term Loan B..........                 300,000
    Deferred financing costs................................                 (13,568)
    Sale of ordinary partnership interests upon exercise of
     options and warrants...................................      1,896        2,846
    Sale of ordinary partnership interests to GTL...........    333,614
    Sale of 8% Series A convertible redeemable preferred
     partnership interests to GTL...........................                 339,775
    Repayment of vendor financing...........................    (74,995)
    Distributions on redeemable preferred partnership
     interests..............................................    (23,051)     (17,980)
    Borrowings under credit facilities......................    350,000       75,000
    Repayment of borrowings under long term credit
     facilities.............................................                 (75,000)
                                                              ---------    ---------
      Net cash provided by financing activities.............    587,464      611,073
                                                              ---------    ---------
    Net increase in cash and cash equivalents...............    158,244       76,723
    Cash and cash equivalents, beginning of period..........    127,675       56,223
                                                              ---------    ---------
    Cash and cash equivalents, end of period................  $ 285,919    $ 132,946
                                                              =========    =========
  Noncash transactions:
    Issuance of notes to guarantors for repayment of
     revolving credit line..................................  $ 250,000
                                                              =========
    Conversion of affiliate payables to vendor financing....  $(387,777)
                                                              =========
    Conversion of 9% Series B redeemable preferred
     partnership interests into ordinary partnership
     interests..............................................  $   1,941
                                                              =========
    Change in fair value of stock compensation for the
     benefit of Globalstar..................................  $ (17,953)
                                                              =========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Globalstar, L.P. ("Globalstar") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules. Globalstar believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with Globalstar's audited consolidated financial statements and notes thereto included in the latest Annual Report on Form 10-K for Globalstar Telecommunications Limited ("GTL") and Globalstar.

2. ORGANIZATION AND BUSINESS

     Globalstar was founded by Loral Space & Communications Ltd. ("Loral") and QUALCOMM Incorporated ("Qualcomm") to design, construct and operate a worldwide, low-earth orbit ("LEO") satellite-based wireless digital telecommunications system (the "Globalstar System"). As of December 31, 1999, Globalstar's planned principal operations had not commenced and accordingly, Globalstar was a development stage company as defined in Statement of Financial Accounting Standards No. 7, Accounting and Reporting by Development Stage Enterprises. In the first quarter of 2000, Globalstar commenced commercial operations and began the transition from a development stage entity to an operating entity. In 2000, Globalstar operations are focused on operating the Globalstar System and the provisioning of global wireless telecommunications services.

     Globalstar's subscriber revenues to date have been lower than originally anticipated. If Globalstar fails to rapidly and significantly improve its market penetration rates and revenues, it will be unable to service its debt or fund its operating costs, unless additional financing can be obtained, as to which there can be no assurance. If Globalstar is unable to obtain sufficient funds to pay for its debt service, Globalstar will be in default under its debt facilities.

     Globalstar operates in one industry segment, global mobile telephone service.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Earnings Per Ordinary Partnership Interest

     Due to Globalstar's net losses for the three and nine months ended September 30, 2000 and 1999, diluted weighted average ordinary partnership interests outstanding excludes the weighted average effect of: (i) the assumed conversion of the 8% Series A convertible redeemable preferred partnership interests (the "8% RPPI's") into 2.3 million and 3.8 million ordinary partnership interests for the three months ended September 30, 2000 and 1999, respectively, and into 2.3 million and 3.5 million ordinary partnership interests for the nine months ended September 30, 2000 and 1999, respectively;
(ii) the assumed conversion of the 9% Series B convertible redeemable preferred partnership interests (the "9% RPPI's") into 1.4 million ordinary partnership interests for both the three and nine months ended September 30, 2000; and (iii) the assumed issuance of ordinary partnership interests upon exercise of Globalstar warrants and GTL's outstanding options and warrants, into 10.9 million and 5.2 million ordinary partnership interests for the three months ended September 30, 2000 and 1999, respectively, and into 8.8 million and 3.4 million ordinary partnership interests for the nine months ended September 30, 2000 and 1999, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per ordinary partnership interest are based on the net loss

                                GLOBALSTAR, L.P.

applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for the three and nine months ended September 30, 2000 and 1999, respectively.

  Property and Equipment

     Property and equipment are stated at historical cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets, as follows:

Globalstar System.........................  Up to periods of 10 years from commencement of service in the first
                                            quarter of 2000
Furniture, fixtures & equipment...........  3 to 8 years
Leasehold improvements....................  Shorter of lease term or the estimated useful lives of the improvements

  Service Revenue

     Globalstar provides satellite services under agreements with its service providers and recognizes revenue as satellite services are provided. Gross service revenue represents the billable usage at the contracted rate for the respective services provided. Net service revenue reflects Globalstar's service revenue after promotions and discounts provided to service providers. These promotional programs include a 25% discount on mobile usage fees and free minutes, accumulated based on usage, to service providers for the advance purchase of airtime. A number of Globalstar service providers have committed to pre-purchase discounted minutes of use, amounting to approximately $23 million in pre-committed gross revenue, of which approximately $7.8 million has been received as of September 30, 2000.

  Royalties

     Royalty income is comprised of royalty payments for Globalstar user terminals sold by user terminal manufacturers. Revenue is generally recognized as units are shipped by the user terminal manufacturers.

     Payments received in excess of cost for Globalstar gateways sold to service providers are recorded as a reduction to the Globalstar System.

  Research and Development Expense

     Globalstar's research and development costs, which are expensed as incurred, were $1.1 million and $21.8 million for the three months ended September 30, 2000 and 1999, respectively, and $4.3 million and $78.9 million for the nine months ended September 30, 2000 and 1999, respectively, and are included in operations expense.

  Comprehensive Loss

     During the periods presented, Globalstar had no changes in ordinary partner's capital from transactions or other events and circumstances from non-owners sources. Accordingly, a statement of comprehensive loss has not been provided.

  Reclassifications

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

                                GLOBALSTAR, L.P.

4. ADDITIONAL SYSTEM COSTS AND FUNDING

     Before any additional financing, Globalstar expects to end 2000 with approximately $175 million in cash and expects that this estimated cash balance will last into the second quarter of 2001.

     Over the next 12 months, commencing on October 1, 2000, Globalstar will require significant additional funds to cover its cash outflows which it expects will include operating costs of approximately $235 million, cash-pay interest of approximately $245 million and other cash requirements of approximately $43 million for the eight spare satellites being constructed by Space Systems/Loral Inc. ("SS/L"), $144 million for repayment of vendor financing and debt and approximately $60 million for the financing provided to Globalstar's service providers to assist in the purchase of gateways, fixed access terminals and handsets. These expenditures are partially offset by expected receipts of approximately $135 million from the service providers as repayment of such financing. The amount of such additional funds will depend, among other things, upon the amount and timing of revenues generated. If Globalstar is not able to raise sufficient funds, the lack of funds would have a material adverse effect on Globalstar's partners' capital.

     Globalstar also has secured from SS/L twelve and eighteen month call up orders for two additional Delta launch vehicles. The total future commitment for these launch vehicles is approximately $86.5 million plus escalation of 3% per year. If these launch vehicles are not used by the end of 2003, Globalstar will incur a termination charge of approximately $18.6 million.

5. PAYABLES TO AFFILIATES AND VENDOR FINANCING

     Payables and vendor financing due to affiliates is comprised of the following (in thousands):

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         2000             1999
                                                     -------------    ------------
SS/L...............................................    $247,716         $346,537
Qualcomm...........................................     544,613          501,647
Other affiliates...................................      15,898           14,147
                                                       --------         --------
                                                        808,227          862,331
Less, current portion..............................     141,379          606,020
                                                       --------         --------
Long-term portion..................................    $666,848         $256,311
                                                       ========         ========

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of capitalized interest as of May 2000) with Qualcomm that replaced the previous $100 million vendor financing agreement. The vendor financing bears interest at 6%, matures on August 15, 2003 and requires repayment pro rata with the term loans under Globalstar's $500 million credit facility (see Note 6). As of September 30, 2000, $528 million was outstanding under this facility. In connection with this agreement, Qualcomm received warrants to purchase 3,450,000 Globalstar ordinary partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate one partnership interest for four shares of GTL common stock. Fifty percent of the warrants vested on the closing date, twenty five percent vested on September 1, 2000, and the remaining twenty five percent will vest on September 1, 2001. The warrants will expire in 2007. The fair value of such warrants totaled approximately $45.2 million at September 30, 2000 and is being amortized over the term of the vendor financing arrangements. The fair value attributable to the unvested portion of such warrants is subject to adjustment based upon the future value of GTL's common stock.

     Loral has agreed that if the principal amount (excluding capitalized interest of $35.3 million at September 30, 2000) outstanding under the Qualcomm vendor financing facility exceeds the principal amount

                                GLOBALSTAR, L.P.

outstanding under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As a result, Loral's aggregate guarantee liability for debt outstanding under the Qualcomm vendor financing facility and Globalstar's $500 million credit facility will not exceed $500 million.

6. CREDIT FACILITIES

  $250 Million Credit Agreement

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank which was fully drawn, matured and was thereupon repaid in full by its guarantors, Lockheed Martin, Qualcomm, DASA and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantees. Pursuant to the relevant agreements entered into in 1996, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, Qualcomm, SS/L and DASA, respectively, in satisfaction of their subrogation rights. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of London Interbank Offer Rate ("LIBOR") plus 3%, and are presented as notes payable and notes payable to affiliates on the condensed consolidated balance sheet of Globalstar.

     On June 30, 2000, Loral paid $56.3 million on a net basis to Lockheed Martin in satisfaction of its obligation to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of Globalstar's $250 million credit facility. Accordingly, Loral is entitled to receive notes in respect thereof.

     Lockheed Martin, however, has rejected the notes it received and has asked Globalstar for alternative forms of payment, while continuing to claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements, but is, nonetheless, in discussions with Lockheed Martin to resolve the dispute.

     If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated a court would agree with Globalstar's interpretation of the agreements. Moreover, if as a result of this dispute, a holder of Globalstar public bonds claimed a cross default under the applicable indentures, and a court ruled against Globalstar, the maturity date of the bonds would be accelerated. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

  $500 Million Credit Agreement

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a $100 million three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B"). As of September 30, 2000, all amounts under the $500 million credit agreement were drawn.

     Borrowings under the facilities bear interest, at Globalstar's option, at various rates based on margins over the lead bank's base rate or LIBOR for periods of one to six months. Globalstar pays a commitment fee on the unused portion of the facilities. The credit agreement contains customary financial covenants that commence March 31, 2001, including minimum revenue thresholds, maintenance of consolidated net worth, interest coverage ratios and maximum leverage ratios. In addition, the credit agreement contains customary limitations on indebtedness, liens, contingent obligations, fundamental changes, asset sales, dividends, investments, optional payments and modification of subordinated and other debt instruments and transactions with affiliates.

     One of these covenants would require, among other things, that Globalstar have revenues of $100 million for the 12 month period ended March 31, 2001. Globalstar's revenues for the six months ended September 30,

                                GLOBALSTAR, L.P.

2000, the first six months of this period, were $1.9 million. Given the level of revenues in the first six months of this period, Globalstar anticipates that the growth in revenues during the subsequent six month period will not be sufficient to meet its $100 million revenue covenant. If Globalstar cannot satisfy this covenant, obtain waivers or amendments from a majority of the bank lenders, or fulfill the $500 million obligation in a form satisfactory to all bank lenders, Globalstar will be in default under its debt facilities (including vendor financing) and Globalstar's lenders and bondholders would have the right to accelerate payment of their loans to Globalstar. Loral SatCom Ltd. and Loral Satellite Inc., directly and indirectly wholly owned subsidiaries of Loral, have jointly and severally guaranteed Globalstar's obligation under this credit agreement. Loral has advised Globalstar that it is currently in negotiations with the banks to restructure the guarantee arrangements.

7. ORDINARY PARTNERS' CAPITAL

     On February 1, 2000, GTL sold 8,050,000 shares of common stock in a public offering under its shelf registration statement. The sale yielded net proceeds of approximately $268.5 million to GTL. GTL used the proceeds to purchase 1,987,654 ordinary partnership interests in Globalstar.

     On September 19, 2000, GTL entered into a purchase agreement with Bear Stearns International Limited ("Bear Stearns"), under which Bear Stearns has agreed to purchase over several tranches, up to $105 million of shares of GTL common stock. Sales under this agreement are subject to certain conditions, including the requirement that GTL's share price is trading higher than $4.50. As of September 30, 2000, Bear Stearns had purchased 1,530,000 shares of GTL common stock, resulting in net proceeds to GTL of $9 million. GTL used the proceeds from the sales to purchase 377,778 ordinary partnership interests in Globalstar.

     On September 29, 2000, Globalstar's founding partners, Loral, Vodafone, Qualcomm, Elsacom and TESAM, purchased an aggregate of 5.2 million shares of common stock of GTL for $56 million. GTL used the proceeds from the sales to purchase 1,295,360 ordinary partnership interests in Globalstar.

     Globalstar is using the proceeds from the above transactions for general corporate purposes including capital expenditures, operations (including marketing and distribution of phones and services) and interest expense.

8. SUBSEQUENT EVENTS

     During October 2000, Bear Stearns purchased 2,520,000 additional shares of GTL common stock (see Note 7), resulting in additional proceeds to GTL of $19 million. GTL used the proceeds from the sales to purchase 622,223 additional ordinary partnership interests in Globalstar.

     In October 2000, GTL announced that future dividends on its two series of preferred stock would be paid in shares of its common stock rather than cash, as permitted under the terms of both series of preferred stock. These terms provide that shares of common stock be valued at 95% of their average market value, which is defined as the arithmetic average of the average of the high and low trading prices of GTL common stock as reported on NASDAQ for the ten trading days ending on the fifth business day prior to the record date for such dividend. In connection with these dividends, Globalstar will issue partnership interests to GTL corresponding to the proportionate number of common shares issued by GTL to the preferred holders.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Globalstar and GTL or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of either Globalstar or GTL. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond Globalstar's or GTL's control. Some of these factors and conditions include: (i) Globalstar has recently commenced commercial service and subscriber demand to date has been lower than expected; (ii) Globalstar anticipates that it will not be able to meet a financial covenant that will become effective in March 2001 and if Globalstar cannot obtain waivers or amendments from a majority of its bank lenders, or fulfill the $500 million obligation in a form satisfactory to all bank lenders, Globalstar will be in default under its debt facilities (including vendor financing) and Globalstar's lenders and bondholders would have the right to accelerate payment of their loans to Globalstar; (iii) dependence on service providers to market Globalstar service and implement important parts of its system and on third parties to complete its system; (iv) Globalstar has substantial debt; (v) Globalstar will require additional financing; (vi) satellites may fail prematurely; (vii) severe competition in the telecommunications industry; (viii) Globalstar is subject to regulation; (ix) the outcome of Globalstar's discussion with Lockheed Martin and (x) GTL's recovery of its investment in Globalstar is dependent upon Globalstar's ability to generate or raise additional cash. For a detailed discussion of some of these factors and conditions, please refer to the most recent Report on Form 10-K that Globalstar and GTL filed with the SEC. In addition, Globalstar operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond Globalstar's control.

RESULTS OF OPERATIONS

     Effective January 1, 2000, Globalstar commenced commercial operations and as of September 30, 2000, 43 countries were in full service, served by 20 gateways. For the three months ended September 30, 2000, Globalstar recorded 2,269,000 minutes of billable service, double the usage in the second quarter. For the nine months ended September 30, 2000, Globalstar recorded 3,957,000 minutes of billable service.

     Globalstar's growth to date has been lower than anticipated. In order to stimulate multi-phone sales, Globalstar plans on implementing new marketing activities, expanding coverage, diversifying and bolstering promotional pricing offers and distributing phones at more attractive prices. Globalstar is also introducing new data applications that will enhance conventional marketing efforts and serve multiple new business opportunities.

     Early marketing efforts by the service providers focused on broad distribution channels into the consumer markets. While continuing that method, Globalstar is accelerating plans for direct marketing to large industrial and government accounts. Accordingly, Globalstar has begun implementation of a centralized global marketing effort that goes beyond local service provider efforts to fully exploit these vertical markets.

     In parallel with Globalstar's direct sales efforts, service providers have introduced new promotional plans to support sales and marketing in the consumer retail markets. The various plans price phones from as low as $199 with a contract for high volume usage, offer phone leasing arrangements and often include free minutes of use for limited time periods. These programs are expected to stimulate sales and help establish the appropriate price points for phones, access fees and minutes of use in various markets.

     At the same time, Globalstar is introducing new products and services, particularly in data applications. In the near term, customers in North America will be able to use their Globalstar phones for various data services including Internet access and access to e-mail services and other data systems using a portable PC or hand-held device connected to a Globalstar handset. All Qualcomm Globalstar phones currently fielded in North America are data capable. Globalstar expects equivalent service to be available in GSM territories in 2001.

     A new branding campaign, advertising Globalstar service as "above and beyond cellular" was introduced in late-October to reinforce product name recognition and the positioning of Globalstar as the phone that works beyond cellular coverage areas. The campaign will run through the end of the year on television and in print and will appear on outdoor billboards and in regional airports, particularly in those geographic areas where the service is most needed. This campaign reinforces service provider advertising which focuses on promotional offers to targeted markets.

     The company also has stepped-up participation around the world at trade shows, again focused on vertical markets like shipping, ranching, aviation, wilderness outfitters and utilities, among other markets. This effort, centralized under Globalstar, will supplement and coordinate local service providers' marketing programs.

     For the three months ended September 30, 2000, Globalstar recognized gross service revenue of $1 million, royalty income of $427,000 relating to Globalstar user terminals sold by user terminal manufacturers, offset by promotions and discounts of $237,000 on service revenue, resulting in net revenue of $1.2 million. For the nine months ended September 30, 2000, Globalstar recognized gross service revenue of $1.7 million, royalty income of $1.2 million, offset by promotions and discounts of $368,000 on service revenue, resulting in net revenue of $2.5 million. Globalstar has offered promotional programs to its service providers, including a 25% discount on mobile usage fees and free minutes for the advance purchase of airtime. A number of Globalstar service providers have committed to pre-purchase discount minutes of use, amounting to approximately $23 million in pre-committed gross revenue, of which approximately $7.8 million has been received as of September 30, 2000.

     Operating Expenses. Operations costs increased to $29 million for the three months ended September 30, 2000 from $22 million for the three months ended September 30, 1999 and increased to $106 million for the nine months ended September 30, 2000 from $79 million for the nine months ended September 30, 1999. The increase is primarily the result of increased costs associated with Globalstar system integration and testing and gateway maintenance.

     Marketing, general and administrative ("MG&A") costs decreased to $16 million for the three months ended September 30, 2000 from $19 million for the three months ended September 30, 1999. The decrease is primarily the result of costs relating to higher trade show costs in the third quarter of 1999. MG&A costs increased to $48 million for the nine months ended September 30, 2000 from $41 million for the nine months ended September 30, 1999. The increase is primarily the result of increased advertising and marketing costs associated with Globalstar commencing service. Management expects that marketing costs will increase in the fourth quarter of 2000 to stimulate sales growth.

     Depreciation and amortization increased to $84 million for the three months ended September 30, 2000 from $582,000 for the three months ended September 30, 1999 and increased to $245 million for the nine months ended September 30, 2000 from $2 million for the nine months ended September 30, 1999. The increase is the result of Globalstar commencing service and starting to depreciate the Globalstar System in 2000.

     Interest income increased to $5 million for the three months ended September 30, 2000 from $833,000 for the three months ended September 30, 1999 and increased to $12 million for the nine months ended September 30, 2000 from $5 million for the nine months ended September 30, 1999. The increase is the result of higher average cash balances available for investment during 2000, and to a lesser extent, higher interest rates.

     Interest expense increased to $88 million and $245 million for the three and nine months ended September 30, 2000, as compared to no interest expense in 1999. These increases are the result of Globalstar commencing service and starting to expense interest which was previously capitalized to the Globalstar system under construction.

     As a result of the above, the net loss applicable to ordinary partnership interests before preferred distributions increased to $211 million for the three months ended September 30, 2000 from $41 million for the three months ended September 30, 1999 and increased to $629 million for the nine months ended September 30, 2000 from $117 million for the nine months ended September 30, 1999.

     Income Taxes. Globalstar is organized as a limited partnership. As such, no income tax provision or benefit is included in the accompanying financial statements since U.S. income taxes are the responsibility of its partners. Generally, taxable income or loss, deductions and credits of Globalstar are passed through to its partners.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents, including restricted cash, increased from $174 million at December 31, 1999 to $286 million at September 30, 2000. The net increase is primarily the result of the net proceeds from the sale of Globalstar's ordinary partnership interests of $335 million and the net proceeds from borrowings under credit facilities of $350, partially offset by the net repayment of vendor financing of $11 million, net cash used for the Globalstar system of $48 million, net cash used in operating activities of $340 million, net expenditures for production gateways and user terminals of $68 million, net distributions on redeemable preferred partnership interests of $23 million, and net expenditures for additional spare satellites of $82 million.

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank, which was fully drawn, matured and was thereupon repaid in full by its guarantors, Lockheed Martin, Qualcomm, DASA and Space Systems/Loral Inc. ("SS/L"), who had previously received warrants for GTL common stock in consideration of their guarantees. Pursuant to the relevant agreements entered into in 1996, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, Qualcomm, SS/L and DASA, respectively, in satisfaction of their subrogation rights. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3%.

     On June 30, 2000, Loral paid $56.3 million on a net basis to Lockheed Martin in satisfaction of its obligation to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of Globalstar's $250 million credit facility. Accordingly, Loral is entitled to receive notes in respect thereof.

     Lockheed Martin, however, has rejected the notes it received and has asked Globalstar for alternate forms of payment, while continuing to claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements, but is, nonetheless, in discussions with Lockheed Martin to resolve the dispute.

     If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated a court would agree with Globalstar's interpretation of the agreements. Moreover, if as a result of this dispute, a holder of Globalstar public bonds claimed a cross default under the applicable indentures, and a court ruled against Globalstar, the maturity date of the bonds would be accelerated. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

     As of September 30, 2000, all 52 Globalstar satellites, including four in-orbit spares, have been launched and are being used to test system functionality, to support service provider friendly user trials, and to provide commercial service. Globalstar has secured from SS/L twelve and eighteen month call up orders for two additional Delta launch vehicles in the event additional spare satellites are required. The total future commitment for these launch vehicles is approximately $86.5 million plus escalation of 3% per year. If these launch vehicles are not used by year end 2003, Globalstar will incur a termination charge of approximately $18.6 million.

     Before any additional financing, Globalstar expects to end 2000 with approximately $175 million in cash and expects that this estimated cash balance will last into the second quarter of 2001.

     Over the next 12 months, commencing on October 1, 2000, Globalstar will require significant additional funds to cover its cash outflows which it expects will include operating costs of approximately $235 million, cash-pay interest of approximately $245 million and other cash requirements of approximately $43 million for the eight spare satellites being constructed by SS/L, $144 million for repayment of vendor financing and debt and approximately $60 million for the financing provided to Globalstar's service providers to assist in the purchase of gateways, fixed access terminals and handsets. These expenditures are partially offset by expected receipts of approximately $135 million from the service providers as repayment of such financing. The amount of such additional funds will depend, among other things, upon the amount and timing of revenues generated. If Globalstar is not able to raise sufficient funds, the lack of funds would have a material adverse effect on GTL's investment in Globalstar and on Globalstar's partners' capital.

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of capitalized interest as of May 2000) with Qualcomm that replaced the previous $100 million vendor financing agreement. The vendor financing bears interest at 6%, matures on August 15, 2003 and requires repayment pro rata with the term loans under Globalstar's $500 million credit facility (see Note 6). As of September 30, 2000, $528 million was outstanding under this facility. In connection with this agreement, Qualcomm received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate one partnership interest for four shares of GTL common stock. Fifty percent of the warrants vested on the closing date, twenty five percent vested on September 1, 2000, and the remaining twenty five percent will vest on September 1, 2001. The warrants will expire in 2007. The fair value of such warrants totaled approximately $45.2 million at September 30, 2000 and is being amortized over the term of the vendor financing arrangements. The fair value attributable to the unvested portion of such warrants is subject to adjustment based upon the future value of GTL's common stock.

     Loral has agreed that if the principal amount (excluding capitalized interest of $35.3 million at September 30, 2000) outstanding under the Qualcomm vendor financing facility exceeds the principal amount outstanding under Globalstar's $500 million credit facility, as determined on certain measurement dates, then Loral will guarantee 50% of such excess amount. As a result, Loral's aggregate guarantee liability for debt outstanding under the Qualcomm vendor financing and Globalstar's credit facility will not exceed $500 million.

     Globalstar's $500 million credit facility contains various financial condition covenants, one which would require, among other things, that Globalstar have revenues of $100 million for the 12 month period ended March 31, 2001. Globalstar's revenues for the six months ended September 30, 2000, the first six months of this period, were $1.9 million. Given the level of revenues in the first six months of this period, Globalstar anticipates that the growth in revenues during the subsequent six month period will not be sufficient to meet its $100 million revenue covenant. If Globalstar cannot satisfy this covenant, obtain waivers or amendments from a majority of the bank lenders, or fulfill the $500 million obligation in a form satisfactory to all bank lenders, Globalstar will be in default under its debt facilities (including vendor financing) and Globalstar's lenders and bondholders would have the right to accelerate payment of their loans to Globalstar. Loral SatCom Ltd. and Loral Satellite Inc., directly and indirectly wholly owned subsidiaries of Loral, have jointly and severally guaranteed Globalstar's obligation under this credit agreement. Loral has advised Globalstar that it is currently in negotiations with the banks to restructure the guarantee arrangements.

     In February 2000, GTL sold 8,050,000 shares of its common stock to the public under a shelf registration statement. GTL used the net proceeds from the offering of approximately $268.5 million to purchase 1,987,654 ordinary partnership interests in Globalstar.

     On September 19, 2000, GTL entered into a purchase agreement with Bear Stearns International Limited ("Bear Stearns"), under which Bear Stearns has agreed to purchase over several tranches, up to $105 million of shares of GTL common stock. Sales under this agreement are subject to certain conditions, including the requirement that GTL's share price is trading higher than $4.50. As of September 30, 2000, Bear Stearns had purchased 1,530,000 shares of GTL common stock, resulting in net proceeds to GTL of $9 million. GTL used the proceeds from the sales to purchase 377,778 ordinary partnership interests in Globalstar.

     On September 29, 2000, Globalstar's founding partners, Loral, Vodafone, Qualcomm, Elsacom and TESAM, purchased an aggregate of 5.2 million shares of common stock of GTL for $56 million. GTL used the proceeds from the sales to purchase 1,295,360 ordinary partnership interests in Globalstar.

     Globalstar is using the proceeds from the above transactions for general corporate purposes including capital expenditures, operations (including marketing and distribution of phones and services) and interest expense.

     During October 2000, Bear Stearns purchased 2,520,000 additional shares of GTL common stock, resulting in additional proceeds to GTL of $19 million. GTL used the proceeds from the sales to purchase 622,223 additional ordinary partnership interests in Globalstar.

     In October 2000, GTL announced that future dividends on its two series of preferred stock would be paid in shares of its common stock rather than cash, as permitted under the terms of both series of preferred stock. These terms provide that shares of common stock be valued at 95% of their average market value, which is defined as the arithmetic average of the average of the high and low trading prices of GTL common stock as reported on NASDAQ for the ten trading days ending on the fifth business day prior to the record date for such dividend. In connection with these dividends, Globalstar will issue partnership interests to GTL corresponding to the number of common shares issued by GTL to the preferred holders.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), which requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Globalstar has not yet completed its review of the impact that the adoption of SFAS 133 will have. Based on its evaluation to date, however, Globalstar does not believe that it will have a significant effect on its earnings or financial position. Globalstar is required to adopt SFAS 133 on January 1, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At September 30, 2000, the fair value of Globalstar's debt and interest bearing vendor financing (collectively, "debt obligations") was estimated to be $1.8 billion, using quoted market prices or, in the case of vendor financing and term-loans and the revolving credit line with variable interest rates, recorded value. The debt obligations carrying value exceeded their fair value by $1.15 billion as of September 30, 2000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        The following exhibits are filed as part of this report

Exhibit 12    Statement Regarding Computation of Ratios
Exhibit 27.1  Financial Data Schedules
Exhibit 27.2  Financial Data Schedules
Exhibit 99.1  Financial Statements for Loral Qualcomm Satellite Services,
              L.P.
Exhibit 99.2  Financial Statements for Globalstar Capital Corporation

     (b) Reports on Form 8-K

       DATE OF REPORT                                                  DESCRIPTION
       --------------                                                  -----------
July 7, 2000                   Item 5 -- Other Events         Globalstar $250 Million
                                                                Credit Facility
September 21, 2000             Item 5 -- Other Events         GTL Common Stock Sale
                                                                Agreement
September 25, 2000             Item 5 -- Other Events         GTL Common Stock Subscription
                                                                Agreements with Globalstar
                                                                partners

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                      GLOBALSTAR TELECOMMUNICATIONS LIMITED
                                      Registrant

                                      /s/       RICHARD J. TOWNSEND
                                      ------------------------------------------
                                                 Richard J. Townsend
                                      Vice President and Chief Financial Officer
                                            (Principal Financial Officer)
                                         and Registrant's Authorized Officer

                                      GLOBALSTAR, L.P.

                                      /s/        DANIEL P. MCENTEE
                                      ------------------------------------------
                                                  Daniel P. McEntee
                                      Vice President and Chief Financial Officer
                                            (Principal Financial Officer)
                                         and Registrant's Authorized Officer

Date: November 13, 2000

                                 EXHIBIT INDEX

EXHIBIT NO.   DESCRIPTION
-----------   -----------
Exhibit 12    Statement Regarding Computation of Ratios
Exhibit 27.1  Financial Data Schedules
Exhibit 27.2  Financial Data Schedules
Exhibit 99.1  Financial Statements for Loral Qualcomm Satellite Services,
              L.P.
Exhibit 99.2  Financial Statements for Globalstar Capital Corporation