Form 10-K
period 2000-12-31
GLOBALSTAR TELECOMMUNICATIONS LTD; GLOBALSTAR LP
filed 2001-04-02
CIK 933401, 1037927

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

                                GLOBALSTAR, L.P.
                                3200 ZANKER ROAD
                           SAN JOSE, CALIFORNIA 95134
                           TELEPHONE: (408) 933-4000
                       COMMISSION FILE NUMBER: 333-25461
                     JURISDICTION OF REGISTRATION: DELAWARE
                     IRS IDENTIFICATION NUMBER: 13-3759024

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                         COMMON STOCK, $1.00 PAR VALUE

                                (Title of Class)

     The registrants have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and have been subject to such filing requirements for the past 90 days.

     Disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will be contained, to the best of registrant's knowledge, in any amendment to this Form 10-K.

     As of March 15, 2001, there were 108,746,069 shares of Globalstar Telecommunications Limited common stock outstanding, and the aggregate market value of such shares (based on the closing price on the NASDAQ National Market) held by non-affiliates of Globalstar Telecommunications Limited was approximately $55 million.

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                                  THE COMPANY

OVERVIEW

     On November 23, 1994, Globalstar Telecommunications Limited ("GTL") was incorporated as an exempted company under the Companies Act 1981 of Bermuda. On February 14, 1995, GTL completed an initial public offering of 40,000,000 shares of common stock. Effective February 22, 1995, GTL purchased 10,000,000 ordinary partnership interests from Globalstar, L.P. ("Globalstar"), a limited partnership. At December 31, 2000, GTL owned approximately 41.3% of Globalstar's outstanding ordinary partnership interests and 100% of the outstanding 8% convertible redeemable preferred partnership interests ("8% RPPIs") and 100% of the outstanding 9% convertible redeemable preferred partnership interests ("9% RPPIs") of Globalstar. GTL, a general partner of Globalstar, was created to permit public equity ownership in Globalstar. GTL does not have any operations, any personnel or facilities, and does not manage the day-to-day operations of Globalstar. GTL has no other business or investments. GTL's sole asset is its investment in Globalstar and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. Accordingly, GTL's results of operations only reflect its proportionate share of Globalstar's results of operations, as presented on Globalstar's financial statements, and the appropriate amortization and interest associated with this investment.

     Globalstar was founded by Loral Space & Communications Ltd. ("Loral"), a Bermuda company, and QUALCOMM Incorporated ("QUALCOMM"). QUALCOMM is the leading developer and supplier of code division multiple access ("CDMA") digital wireless telecommunications technology. Globalstar is a Delaware limited partnership whose managing general partner is Loral/QUALCOMM Satellite Services, L.P. ("LQSS"); the general partner of LQSS is Loral/QUALCOMM Partnership, L.P. ("LQP"), a Delaware limited partnership, the partners of which are subsidiaries of Loral and QUALCOMM. The managing general partner of LQP is Loral General Partner, Inc., a subsidiary of Loral. As of December 31, 2000, Loral owned, directly or indirectly, approximately 39% of Globalstar.

     Globalstar commenced commercial operations in the first quarter of 2000, and as of February 15, 2001, was providing service through 25 gateways, with an additional operational gateway awaiting licensing approval. Those 25 gateways provide coverage to 109 countries, including all of North and South America (excluding northwestern Alaska and portions of Canada above 70 degrees north latitude), Europe and Russia. Of the 109, more than half currently operate in full commercial service including Argentina, Australia, Brazil, Canada, China, Mexico, Russia, Saudi Arabia, South Korea, Turkey, virtually all of Western Europe, and the United States. As of December 31, 2000, Globalstar had approximately 31,000 commercial subscribers on the system. For calendar year 2000, Globalstar registered approximately 6,604,000 billable minutes of use.

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% and 9% RPPIs in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, and its 11 3/8% senior notes due February 15, 2004 (the "Bond"). Globalstar expects that events of default will occur with regard to Globalstar's other three senior note indentures when interest payments become due in May and June of 2001. Accordingly, for reporting and accounting purposes, Globalstar classified the $500 million credit facility, the QUALCOMM vendor financing and the four senior notes as current obligations. See Globalstar's "Notes to Consolidated Financial Statements," Notes 7-9.

     Impairment charges of $2.9 billion were recorded in 2000 related to Globalstar's revised market outlook, which is significantly influenced by service provider projections and the related evaluation of the fair value of the Globalstar System. See "Certain Factors that may Affect Future Results" and "Liquidity and Capital

Resources," below. On March 1, 2001, GTL was advised by NASDAQ that if by May 30, 2001, the bid price for GTL's common stock fails to be $1.00 or more for a period of at least ten consecutive trading days, NASDAQ will commence de-listing action against the company. A de-listing action would result in a material adverse effect on the liquidity of GTL shares and may also have an adverse effect on GTL's trading value. There can be no assurance if GTL is de-listed from NASDAQ that there will be any future trading market for GTL common stock.

     Globalstar has retained The Blackstone Group as its financial adviser to assist in evaluating its business plan and developing initiatives, including restructuring its debt, identifying funding opportunities and pursuing other strategic alternatives. At Globalstar's expense, its bondholders have retained Akin Gump Strauss Hauer & Feld, LLP as counsel, and Jefferies and Company, Inc. as financial advisors. Globalstar is currently developing a new business plan that will offer a basis for a restructuring proposal that it will provide to its creditors. If it is unable to effectuate an out-of-court restructuring, Globalstar may be forced to seek protection under the federal bankruptcy laws. Moreover, its creditors may seek to initiate involuntary bankruptcy proceedings against Globalstar.

     In organizing the Company in 1994, Globalstar selected strategic partners whose marketing, operating and technical expertise would enhance Globalstar's capabilities. These partners have played and are playing key roles in the construction, operation and marketing of Globalstar's telecommunications services. In addition to Loral and QUALCOMM, Globalstar's strategic partners are:

          TELECOMMUNICATIONS                    TELECOMMUNICATIONS EQUIPMENT AND
          SERVICE PROVIDERS                     AEROSPACE SYSTEMS MANUFACTURERS
          ------------------                    --------------------------------
- China Telecom (Hong Kong) Group Ltd.       - Alcatel
- Dacom Corporation                          - Alenia Spazio S.p.A
- Elsacom                                    - DaimlerChrysler Aerospace A.G.
- TE.SA.M                                    - Hyundai Electronics Industries Co.
- Vodafone (including AirTouch)              Ltd.
                                             - Space Systems/Loral, Inc.

     Many of Globalstar's strategic partners are also Globalstar service providers. Under Globalstar's agreements with these firms, they have received exclusive rights to offer Globalstar service within their assigned territories, and they retain their exclusivity as long as they meet minimum performance goals. Globalstar acts as a wholesaler of capacity on its space segment to its service providers. Globalstar has assigned the largest service territories to its founding strategic partners.

     As of December 31, 2000, Globalstar had approximately $197 million in cash and cash equivalents, including restricted cash. During 2001, Globalstar plans to use available funds to cover its cash out flow which it expects to include operating costs of approximately $94 million, progress payments toward the cost of procurement of eight additional satellites being constructed by SS/L of approximately $18 million and for the development and maintenance of the ground segment by QUALCOMM of $40 million. In addition, Globalstar expects to pay QUALCOMM approximately $19 million for the reimbursable cost of the production gateways. These expenditures will be offset by expected receipts of approximately $25 million from the service providers as reimbursement of production gateway payments made to QUALCOMM. Moreover, Globalstar expects it will expend an additional $49 million during 2001 for working capital requirements and restructuring and refinancing costs, partially offset by revenue receipts to be collected during the year. These cash requirements assume no interest, principal or dividend payments on outstanding debt and RPPIs. Globalstar believes that it has sufficient liquidity to fund its operations through 2001, exclusive of suspended debt service requirements and distribution payments on its preferred partnership interests.

BUSINESS SEGMENT

     Globalstar operates in one industry segment, satellite telecommunications, providing global mobile and fixed wireless voice and data services.

BUSINESS

OVERVIEW

     Globalstar owns and operates a satellite constellation that forms the backbone of a global telecommunications network designed to serve virtually every populated area of the world. Globalstar's worldwide, low-earth orbit ("LEO") satellite-based digital telecommunications system (the "Globalstar(TM) System"), uses QUALCOMM's patented CDMA technology to provide high-quality mobile and fixed telephone service to customers who live, work or travel beyond the reach of adequately developed communications networks. QUALCOMM has agreed that Globalstar will be the only provider of mobile satellite services to which it will license its patented CDMA technology.

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

     Globalstar phones have familiar features such as phone book, voice-mail, short messaging service, and, in some service areas, call forwarding and Internet services through packet data switching. Globalstar is currently introducing additional features, including packet and asynchronous data, e-mail and computer-emulated fax capability and calling number identification (known as Caller ID). Globalstar's utilization of QUALCOMM's CDMA technology will enable it to swiftly adopt future improvements as this industry's leading wireless technology evolves. In addition, because the intelligence of the Globalstar System is located on the ground, future enhancements are easily implemented.

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

     Globalstar's full constellation has been launched and the satellites have been performing well. However, in mid-March we detected anomalous behavior in two of the satellites and removed them from service. Space Systems/Loral and Globalstar are working to determine whether the cause of the anomalies is internal or external to the satellites, and whether full constellation health can be recovered without replacing the satellites with spares. Globalstar has four in-orbit spares, and is completing construction of eight on-ground spares, that can be used as replacements, if necessary. Removing the satellites from service has had a minor effect on service in about half of the gateways. In these gateway service areas which are primarily in the non-temperate zones of the world, a small number of users may experience a brief loss of service. The affected gateways are experiencing one to four outages per day lasting from 47 seconds to 5 minutes. There is no indication at this time that any other satellites are or will be affected.

     Globalstar's original consortium of 12 leading international telecommunications service providers and manufacturers has grown into an international organization that has entered into agreements with over 220 local service providers. Globalstar-supported cooperative advertising has created brand awareness globally and within selected market segments, while sales channels are focused both on the mass market as well as targeted market segments, including government and public services, maritime, transportation, oil and gas exploration and production, recreation and agribusiness.

     Loral and QUALCOMM founded the Globalstar project in 1991 when they merged their visions of creating a low-earth-orbit satellite-based global telecommunications system. This partnership brought together Loral, one of the world's premier satellite systems manufacturers, and QUALCOMM, the pioneer of CDMA telecommunications technology, the spectrum-efficient, high-quality protocol that has since become an important wireless industry standard worldwide. Subsequently, manufacturers such as Alcatel, Alenia and Daimler-Benz, as well as service providers including France Telecom, Vodafone, ChinaSat, Elsacom and Dacom, joined as strategic partners. Globalstar assigned large territories to its strategic partners as part of their initial investments in the project. Within these territories, these partners are the exclusive providers of Globalstar service and will retain their exclusivity as long as they meet minimum performance goals. Under service provider agreements with these strategic partners, Globalstar acts as a wholesaler of capacity on its space segment to its service providers, who currently pay on average approximately $0.36 per minute of usage, net of discounts.

     In 1995 the Federal Communications Commission (the "FCC") licensed the construction and launch of the Globalstar System, and thereafter GTL completed its initial public offering. Globalstar began its satellite launch campaign in 1998, launching 52 satellites by February 2000.

     In the first quarter of 2000, the Globalstar System commenced commercial operations, and as of February 15, 2001 was providing service through 25 gateways, with an additional operational gateway awaiting licensing approval. Those 25 gateways provide coverage to 109 countries, including all of North and South America (excluding northwestern Alaska and portions of Canada above 70 degrees north latitude), Europe and Russia. Of the 109, more than half currently operate in full commercial service, including Argentina, Australia, Brazil, Canada, China, Mexico, Russia, Saudi Arabia, South Korea, Turkey, virtually all of Western Europe, and the United States.

SERVICE LAUNCH ACTIVITIES

     Globalstar's current marketing program focuses on vertical markets. Recent marketing activities include diversifying and bolstering promotional pricing offers and distributing phones at deeply discounted prices to stimulate multi-phone sales and usage. New applications, such as packet and asynchronous data, have enhanced conventional marketing efforts and, we believe, will open new business opportunities. In this regard, we are accelerating plans for direct marketing to large multinational industrial and government accounts and have implemented a centralized global marketing effort to fully exploit these vertical markets.

     Globalstar's sales efforts are designed to complement and support the sales and marketing activities of its service providers. Globalstar has committed $19 million to provide phone purchase rebates worldwide and to create incentives for service providers to prepurchase minutes of use. For their part, the service providers have introduced new promotional plans in the consumer retail markets. Various plans price phones from as low as $199 with a contract of high volume usage, and/or offer phone leasing arrangements which often includes free minutes of use for limited time periods.

     A new branding campaign was introduced in late October 2000, to reinforce product name recognition and the positioning of Globalstar as a phone that works beyond cellular coverage areas. The campaign reinforces service provider advertising which focuses on promotional offers to targeted markets. Globalstar spent approximately $22 million on the campaign and other global advertising in 2000. Globalstar also stepped up participation at trade shows while focusing on vertical markets like shipping, ranching, aviation, wilderness outfitters and utilities.

     Globalstar spent approximately $7 million on a co-op advertising program under which Globalstar reimburses service providers one-third of their advertising costs. Because Globalstar is re-evaluating its operating expenses for 2001 as part of its financial restructuring, no estimate is available at this time for 2001 advertising spending.

     Globalstar service providers retain pricing flexibility to meet local conditions. Currently, Globalstar subscribers pay, on average, between $1.00 and $1.50 per minute at low calling volume. Volume discounts are available. For example, Globalstar's U.S. service provider offers a rate of $0.89 per minute for 500 or more minutes per month. This service provider also offers free long distance calling within its U.S./Caribbean service territories. The total cost of most international calls, including third party costs of connection through the public network, are generally between $1.50 and $2.99 per minute, depending upon distance and local competitive factors. Roaming charges outside the subscriber's home system are generally consistent with terrestrial cellular roaming charges.

     Globalstar service providers are adapting their marketing efforts to the needs, characteristics and opportunities within each of the markets. They have identified a number of key segments of the addressable marketplace characterized by early expressions of interest in obtaining the service and by the potential for heavy usage of satellite airtime estimated to range between several hundred and 1,000 minutes per phone per month. These include:

          Government. Globalstar has been used by U.S. Government departments in peacekeeping operations (Balkans), Federal accident investigations, public safety and resource management, as well as emergency search and rescue. Globalstar service has been used on Coast Guard helicopters, for sounding rocket telemetry testing during launch for NASA, and for Remote Piloted Vehicle control research for the US Navy. Globalstar has been in discussions with the U.S. Department of Defense regarding the prospect of large-scale sales to DOD. Other satellite service providers already provide service to DOD, including Iridium, LLC, which has a contract with DOD valued at $72 million. While there can be no assurance at this time, Globalstar hopes to receive significant orders from DOD and other government agencies requiring fully-secured mobile communications when military grade end-to-end encryption is available in mid-2001.

          Maritime. In 1999 Globalstar's and QUALCOMM's engineers developed a method of extending the coverage areas of gateways by modifying the gateway database. In 2000 Globalstar and the service providers implemented this innovation in certain gateways in order to extend coverage to the high seas, beyond the original design limit of 200 miles from territory coastlines. Accordingly, Globalstar's maritime service now includes commercial maritime vessels transiting the deep oceans. In addition, Globalstar has initiated marketing programs directed toward commercial fishing fleets worldwide. Fishermen value the attractive price, coverage, security and privacy offered by a Globalstar call versus conventional VHF radio or satellite communications systems. Service providers have received expressions of interests from several navies around the world. We believe that the addition of data communications has increased Globalstar's attractiveness to maritime customers and made Globalstar more competitive with established maritime communications systems.

          Transportation. Long distance drivers have a continuous need to contact dispatchers and destinations, to obtain information and react to changing business demands and weather conditions, and simply to stay in touch with their families and friends. In the developing world in particular, neither cellular service nor pay phones are available for vast portions of frequently traveled routes. In countries such as Brazil, trains and buses are being equipped with Globalstar phones to provide communications to their passengers in remote areas.

          Natural Resources. Globalstar believes that there is substantial unmet demand for telecommunications services to support resource industries such as oil and gas, mining, forestry, and fisheries as well as the remote communities serving these industries. In 2000, QUALCOMM's packet data modem, which provides cost-effective retrieval of data automatically from isolated power substations and enables remote metering of facilities such as oil and gas supply stations, was introduced. Unmanned sensors connected to a Globalstar packet data modem help monitor remote operations and initiate alert notifications.

          Outdoor Enthusiasts. Globalstar service providers hope to make Globalstar phones part of the basic equipment of wilderness guides and outfitters, addressing the growing market for adventure and eco-tourism, as well as the hunting, fishing and mountaineering markets. The Globalstar phone has proven to be an ideal communications solution for lodge owners, hikers, hunters and fishers and anyone else in the leisure and outdoor industry. During 2000, Globalstar phones were used on numerous occasions to summon emergency assistance for adventurers.

          Agribusiness. Large plantations, ranches and other agricultural businesses in countries such as Australia, Brazil and Argentina typically lie beyond the range of current or planned cellular service, and should find Globalstar service valuable to coordinate their operations.

          Utilities. Utility companies worldwide need to maintain right-of-way across long distances in territories that are often vast and remote. Globalstar voice and data features support both on-site as well as remote monitoring of distribution facilities and links. The packet data modem enables remote meter reading for applications such as line voltage monitoring and load management.

          Aeronautical. Globalstar is working with QUALCOMM and third party avionics manufacturers and expect to have fully certified 9.6 kilobits per second ("kbps") voice and data products available for installation and use in general aviation aircraft by mid-2001. These products will be capable of providing cockpit and cabin voice and data communication, as well as integrated data services such as weather and graphical flight plan displays.

          Globalstar continues to work with In-Flight Network LLC ("IFN") to provide Internet and e-mail services to commercial airline passengers using the Globalstar System. Upon completion of this development effort, IFN will be able to provide e-mail and Internet services to individual airline passengers at speeds up to 200 kbps. In the longer term, there is a possibility of increasing the speed to greater than 600 kbps.

          Data. The Globalstar System is inherently capable of providing both asynchronous, circuit-switched data and packet switched data. Packet switched data capability was developed first and was implemented in gateways in 2000. Globalstar USA, the U.S. service provider, launched packet switched data service with Internet access in December. The service runs through the user's existing QUALCOMM phone software and applications with no change of e-mail address, passwords, browser or home page necessary. The service is expected to become available throughout the Globalstar coverage area in 2001.

THE GLOBALSTAR SYSTEM

     The Globalstar System consists of a satellite constellation, owned by Globalstar, a ground segment known as gateways, owned and operated by Globalstar's service providers, and telephones, owned or leased by subscribers.

     The Globalstar space segment consists of:

     - 52 low-earth-orbit satellites, including four spares, currently in orbit;

     - Eight additional on-ground spare satellites scheduled to complete construction in 2001; and

     - Two state-of-the art satellite and network operations control centers in California.

     Satellite Constellation. Our technology design kept the satellites simple and inexpensive, with the intelligence of the system accessible on the ground in the Globalstar gateways and control centers. Overall, the satellites have performed well, and we have extended their estimated life to 10 years. Recent anomalous behavior in two of the satellites is described in "Overview."

     The deployment of six satellites in each of eight orbital planes assures that two to four satellites are visible to the subscriber at all times from any point on the earth's surface, other than the extreme northern and southern latitudes. Space Systems/Loral's patented system design works with QUALCOMM's CDMA technology to permit dynamic selection of the strongest signal available from all satellites in view, a technique we refer to as path diversity, resulting in superior call clarity and a low incidence of dropped calls. As the satellites and the user change positions, satellites are added and dropped seamlessly from the call.

     Gateways. Globalstar satellites relay calls to earth through Globalstar gateways, which in turn connect the calls through the public telephone network. Thus, the Globalstar System complements and extends, rather than bypasses, the existing telephone network infrastructure. Gateway facilities include three or four large antennas that send and receive signals to and from the satellites, sophisticated call processing equipment that connects calls to the local public telephone network and the software that implements the system's features and supports billing. These facilities, designed and manufactured by QUALCOMM, are owned and operated by the Globalstar service providers.

     Each gateway serves a large geographic area. For example, three gateways together cover the United States and Canada from Anchorage to Florida and San Diego to Newfoundland. QUALCOMM has manufactured and shipped 38 gateways, 26 of which have been installed. At the end of 2000, these gateways provided coverage of over 60% of the world's land mass and approximately 20% of the world's bodies of water.

     Globalstar Phones. Globalstar supports handheld mobile phones, pay phones, fixed phones for business and residential use and car and maritime adapter kits. Aviation products are expected to be available in 2001. Globalstar mobile phones are as simple to use as ordinary cellular telephones and are among the smallest, lightest and least expensive satellite phones currently available. Globalstar phones are multimode and function as cellular phones where terrestrial cellular service is available, and as satellite phones without separate modules or plug-ins.

     Globalstar phones have familiar enhanced features such as phone book, voice-mail, short messaging service, and, in some service areas, call forwarding and Internet services through packet data switching. Globalstar began to introduce additional features in 2000, including data calls at speeds up to 9.6 kbps, e-mail and computer-emulated fax capability, and Caller ID. QUALCOMM's CDMA technology enables the network to adapt swiftly to future improvements as this industry-leading wireless technology evolves into its third generation.

     Three manufacturers, QUALCOMM, Ericsson and Telit, produce mobile phones and car kits for Globalstar. QUALCOMM offers a tri-mode unit, that works on AMPS (the analog standard), CDMA digital and Globalstar. It is packet data-ready. The Ericsson and Telit phones support both Globalstar and the digital cellular GSM protocol currently used throughout Europe and in many other countries. QUALCOMM and Ericsson produce fixed units for business and residential use. These units provide basic telephone service in rural villages and at remote industrial and residential sites. QUALCOMM's fixed unit is called a radio access unit, or RAU, and Ericsson's is called a fixed access unit, or FAU. They can both be configured as pay phones that accept tokens, debit and credit cards. While the RAU and FAU function somewhat differently, both can be used in aviation and maritime applications as well as fixed applications. Ericsson has recently discontinued manufacturing FAUs and has advised Globalstar and the service providers that it will accept additional orders for its portable phones only until May 2001 under the existing contract.

     Through December 31, 2000, the three manufacturers produced and delivered to the Company and its service providers 110,968 handsets, 12,854 car kits and 22,674 fixed units. Retail prices of mobile phones vary among local service providers and are dependent on volume purchases, tariff plan rebates and retail promotions. Globalstar has participated in service providers' programs offering phone discounts.

QUALITY OF SERVICE

     The system's overall performance, and each component of the system, meet or exceed specifications. From the start of commercial service through February 2001, satellite constellation availability remained at 99.99%, and gateway availability remained at 99.88%. In mid-March we removed two satellites from service to diagnose and attempt to cure what appear to be similar anomalies in the two. This action is currently causing a relatively minor reduction in constellation availability. We believe that only a very small percentage of our customer base in the non-temperate regions of the world is affected.

     Call success rates for phones used in the system by an experienced operator with a clear view of the sky should exceed 98% based on Globalstar's extensive testing program. The actual average for February 2001 based on call data processed through Globalstar's billing system was 80% for all phone types. Globalstar believes that this lower figure is due to a substantial number of users attempting calls in adverse environments and circumstances. Fixed phones, not unexpectedly, had much higher success rates (average of 92%). An individual phone's actual call success rate is highly dependent upon its use, with variables being the physical surroundings (e.g., the presence of tall buildings or trees), location of the phone in the service area (e.g., a phone on the very edge of a large coverage area, as opposed to closer to the Gateway), and operator experience. The system consistently demonstrates excellent voice quality. Single calls lasting more than two days have been made to confirm the effectiveness of the system's soft hand-off from satellite to satellite and the completeness of the satellite coverage.

REGULATION

     United States FCC Regulation. The Globalstar satellite constellation is licensed by the U.S. FCC as a mobile satellite service ("MSS").

     Globalstar holds regulatory authorization for two pairs of frequencies: user links (from the user to the satellites, and vice versa) and feeder links (from the gateways to the satellites, and vice versa). The FCC initially authorized the construction, launch and operation of the Globalstar System on January 31, 1995, and assigned the 1610-1626.5/2483.5-2500 MHz bands of the radio frequency spectrum for the user links. However, the FCC currently restricts operation of the user uplink to the 1610-1621.35 MHz portion of the band. This license is held by L/Q Licensee, a subsidiary of LQP which has agreed to use the FCC license exclusively for the benefit of Globalstar. On November 19, 1996, the FCC authorized L/Q Licensee to use feeder link frequencies in the 5091-5250/6875-7055 MHz bands.

     The FCC license only authorizes the construction, launch and operation of the Globalstar System's satellite constellation. Separate authorizations must be obtained from the FCC for operation of gateways and Globalstar phones in the United States. Globalstar USA, formerly AirTouch, the exclusive Globalstar service provider in the United States, has received a license for the Texas gateway and a license to operate up to 500,000 Globalstar phones. Globalstar's three phone manufacturers have obtained equipment authorization for Globalstar phones from the FCC, the European Union and many other countries in which such authorizations are required.

     Under the FCC's band plan for MSS in Globalstar's frequency bands, Globalstar must share the frequencies in the United States with other licensed users. The FCC initially licensed Odyssey, MCHI (Ellipso) and Constellation to share Globalstar's band. Odyssey turned in its license, and the other two have not constructed systems. If a foreign satellite system were authorized to operate in the United States using frequencies assigned to Globalstar, additional coordination obligations may be imposed. Finally, Globalstar may be required to share its feeder link frequencies with other systems. In this regard, Globalstar in 2000 concluded an interim feeder link coordination agreement with ICO/Teledesic (formerly ICO Global Communications).

     On January 9, 1997, the FCC adopted rules which make available 300 MHz of bandwidth in the 5 GHz band, including frequencies from 5150 to 5250 MHz, for use by unlicensed devices for wireless high speed data services. The FCC adopted rules which are designed to ensure that these devices do not cause harmful interference with licensed services using these bands, such as Globalstar's feeder links. On reconsideration, the FCC rejected petitions by terrestrial wireless proponents to raise the power limits for these devices. Globalstar believes that the rules, as adopted, will not have an adverse effect on the usefulness of these bands for its feeder links.

     The rules and policies adopted by the FCC for MSS, and the orders granting certain licenses, were challenged in judicial appeals. While these appeals remain pending, Globalstar does not expect the courts with jurisdiction to substantially alter the FCC's decisions. Nevertheless, there can be no assurance that a court will not remand the FCC's decisions or that the FCC would not decide to modify Globalstar's authorizations.

     International Coordination. The Globalstar System operates in frequencies which were allocated on an international basis for MSS user links and MSS feeder links. Globalstar is required to engage in international coordination procedures with other proposed MSS systems under the aegis of the International Telecommunications Union ("ITU"). Globalstar will also be required to coordinate the use of its feeder links and any other foreign system which has similar plans. Both a Russian and a Brazilian LEO MSS system have filed with the ITU their intention to use the same feeder link spectrum as Globalstar. There can be no assurance that such coordination will not adversely affect the use of these bands by Globalstar.

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

     Regulation of Service Providers. In order to operate gateway earth stations, including the user uplink frequency, the Globalstar service provider in each country is required to obtain a license from that country's telecommunications authority. In addition, the Globalstar service provider must enter into appropriate interconnection and financial settlement agreements with local and interexchange telecommunications providers.

     United States International Traffic in Arms Regulations. The United States International Traffic in Arms Regulations under the United States Arms Export Control Act authorize the President of the United States to control the export and import of articles and services that can be used in the production of arms. Among other things, these regulations limit the ability to export certain articles and related technical data to certain nations. The scope of these regulations is very broad and extends to certain spacecraft, including certain satellites, associated ground equipment, and technical data. Certain information involved in the performance of Globalstar's operations may fall within the scope of these regulations. As a result, Globalstar may have to obtain an export authorization or restrict access by foreign companies who are Globalstar service providers to that information. In 2000 Globalstar received seven export licenses for its telemetry and control equipment located outside the United States.

     Other Export Regulation. Globalstar's operations are subject to certain regulations of the U.S. Treasury Department's Office of Foreign Assets Control (i.e., financial transactions) and the U.S. Commerce Department's Bureau of Export Administration (i.e., export of gateways and Globalstar phones). There can be no assurance that such regulations will not adversely affect or delay Globalstar's operations in a particular country.

RESEARCH AND DEVELOPMENT

     Globalstar's development contract with QUALCOMM provides for QUALCOMM to perform certain development tasks related to the Globalstar System. In addition, Globalstar is performing certain in-house engineering tasks that are classified as development costs. Total development costs incurred for 2000, 1999, and 1998 were $5.3 million, $94 million, and $86 million, respectively. The lower figure for 2000 is attributable to Globalstar's having substantially completed development work and entered commercial service at the beginning of 2000.

PATENTS AND PROPRIETARY RIGHTS

     Globalstar's design and development efforts have yielded 45 patents issued and 36 patents pending in the United States, as well as 49 patents issued and more than 100 patents pending internationally for various aspects of communication satellite system design, implementation and operation. QUALCOMM has obtained more than 300 issued patents and more than 800 patents pending in the United States applicable to QUALCOMM's implementation of CDMA. The issued patents cover, among other things, Globalstar's process of combining signals received from multiple satellites to improve the signal received and minimize call fading.

FOREIGN OPERATIONS

     Globalstar earns the vast majority of its revenue from foreign operations. For 2000, Globalstar earned $357,000 in U.S. service revenue before discounts and $2.45 million in foreign service revenue before discounts. At December 31, 2000, 1999, and 1998, Globalstar had substantially all of its long-lived assets located in the United States with the exception of its in-orbit satellites and support equipment for telemetry and command located in various foreign countries. See "Certain Factors that May Affect Future Results -- Globalstar faces special risks by doing business in developing markets and faces currency risks" for a discussion of the risks related to operating internationally.

EMPLOYEES

     As of December 31, 2000, Globalstar had 439 full-time employees, none of whom is subject to any collective bargaining agreement. On March 14, 2001, Globalstar reduced its work force, leaving approximately 350 full-time employees. We consider our employee relations to be satisfactory.

                 CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     This annual report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, Globalstar or GTL or their representatives have made or may make forward-looking statements, orally or in writing. They can be identified by the use of forward-looking words such as "believes", "expects", "plans", "may", "will", "should", or "anticipates" or their negatives or other variations of these words or other comparable words, or by discussions of strategy that involve risks and uncertainties. Such forward-looking statements may be included in, but are not limited to, various filings made by Globalstar or GTL with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of Globalstar or GTL. We warn you that forward-looking statements are only predictions. Actual events or results may differ materially as a result of risks that we face, including those presented below. The following are representative of factors that could affect the outcome of the forward-looking statements.

THE RATE OF GROWTH FOR THE SERVICE HAS NOT BEEN SUFFICIENT TO SUSTAIN GLOBALSTAR'S COST OF OPERATIONS.

     Low earth orbit satellite telecommunications systems are a new business sector that has not yet succeeded in the marketplace. Globalstar commenced commercial service in early-2000 but had acquired only 31,000 commercial subscribers by the end of the year, too few to generate sufficient revenue to cover Globalstar's operating costs and service its debt. Consequently, on January 16, 2001, Globalstar announced that it was not generating sufficient cash flow from operations and that it would suspend indefinitely payments on its funded debt. By announcing a financial restructuring, Globalstar became vulnerable to additional risks, namely, that potential subscribers may defer subscribing for fear that Globalstar will cease operating in the near future, and that potential investors, partners and service providers would withhold investment because of Globalstar's uncertain future. If Globalstar is unable to restructure its debt obligations and, ultimately, generate positive additional cash flows from operations, Globalstar is unlikely to survive as a going concern.

GLOBALSTAR DEPENDS ON SERVICE PROVIDERS TO MARKET ITS SERVICE AND IMPLEMENT IMPORTANT PARTS OF ITS SYSTEM.

     Globalstar depends on unaffiliated service providers to purchase, install and operate gateway equipment, to sell phones and to market Globalstar service in each country where the service provider holds exclusive rights. We cannot be sure that these service providers will be successful, and in some countries they have not initiated service according to their schedules, or sold as much usage as they originally anticipated. Globalstar has been unable to find suitable new or replacement service providers for several important regions and countries, including Japan, India, Malaysia and Indonesia, the Philippines and other parts of Southeast Asia. Neither has Globalstar been able to find purchasers for gateways which were ordered and later cancelled. Our inability to offer service in these areas ultimately reduces overall demand for our service and undermines its value for potential users who require global service or service in Southeast Asia and the Indian subcontinent. In addition to the lack of global service availability, roaming is not yet available in certain countries because the affected service providers have been unable to date to reach business arrangements with one another.

     Some of the service providers have failed to remit gateway or service fee payments to Globalstar when due. We depend on prompt payment of such fees to fund operations and expansion of the system. These delinquencies have contributed, and may continue to contribute, to Globalstar's inability to fund its operations.

GLOBALSTAR HAS DEFAULTED ON CERTAIN DEBT PAYMENTS.

     See "Overview" and "Liquidity and Capital Resources" for a discussion of the recent "event of default" under certain of Globalstar's debt obligations, and the potential of future defaults for non-payment of interest after the applicable grace period under Globalstar's other debt instruments.

GLOBALSTAR HAS CASH TO FUND ITS OPERATIONS ONLY THROUGH 2001.

     As of December 31, 2000, Globalstar had approximately $197 million in cash and cash equivalents, including restricted cash. During 2001, Globalstar plans to use available funds to cover its cash out flow which it expects to include operating costs of approximately $94 million, progress payments toward the cost of procurement of eight additional satellites being constructed by SS/L of approximately $18 million and for the development and maintenance of the ground segment by QUALCOMM of $40 million. In addition, Globalstar expects to pay QUALCOMM approximately $19 million for the reimbursable cost of the production gateways. These expenditures will be offset by expected receipts of approximately $25 million from the service providers as reimbursement of production gateway payments made to QUALCOMM. Moreover, Globalstar expects it will expend an additional $49 million during 2001 for working capital requirements and restructuring and refinancing costs, partially offset by revenue receipts to be collected during the year. These cash requirements assume no interest, principal or dividend payments on outstanding debt and RPPIs.

     Globalstar believes that it has sufficient liquidity to fund its operations, exclusive of suspended debt service requirements and distribution payments on its preferred partnership interests, through 2001. We do not expect that Globalstar will be generating sufficient revenues at the conclusion of 2001 to continue operations for a significant period beyond 2001 without additional financing. It is expected that Globalstar's revised business plan and restructuring proposal will include provisions for additional financing from new investments in Globalstar to be made prior to the conclusion of 2001. There can be no assurance that such financing will be available on terms acceptable to Globalstar, if at all. If Globalstar is unable to obtain such financing, it will cease to operate as a going concern after 2001.

GTL MAY BE SUBJECT TO DE-LISTING ACTION BY NASDAQ.

     On March 1, 2001, GTL was advised by NASDAQ that if by May 30, 2001, the bid price for GTL's common stock fails to be $1.00 or more for a period of at least ten consecutive days, NASDAQ will commence de-listing action against the company. A de-listing action by NASDAQ would result in a material adverse effect on the liquidity of GTL shares and may also have an adverse effect on its trading value. There can be no assurance that if GTL is de-listed from NASDAQ, there will be any future trading market for the GTL common stock.

GLOBALSTAR MAY FILE FOR BANKRUPTCY PROTECTION; GTL'S EQUITY INTEREST IN GLOBALSTAR MAY BE SEVERELY DILUTED OR ELIMINATED ENTIRELY IN CONNECTION WITH A GLOBALSTAR BANKRUPTCY OR RESTRUCTURING PROCEEDING.

     Globalstar is currently developing a business plan that will offer a basis for a restructuring proposal that it will provide to its creditors. Globalstar may be unable to effectuate a financing proposal under its business plan due to certain restrictive covenants of existing agreements or because it is unable to reach agreements with its creditors. If it is unable to effectuate an out-of-court restructuring, Globalstar may file for bankruptcy protection. Moreover, its creditors may seek to initiate involuntary bankruptcy proceedings against Globalstar. GTL's equity interest in Globalstar may be severely diluted or eliminated entirely in connection with any such bankruptcy proceeding or out-of-court restructuring proceeding.

LOCKHEED MARTIN IS DISPUTING GLOBALSTAR'S RIGHT TO ISSUE IT A $150 MILLION NOTE IN SATISFACTION OF PAYMENTS MADE UNDER A GUARANTY.

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank, which was fully drawn, matured and was thereupon repaid in full by its guarantors, including Lockheed Martin Corporation. Pursuant to the relevant agreements entered into in 1996, Globalstar issued to all the guarantors three-year notes in proportion to the principal amount of the credit facility guaranteed.

     Lockheed Martin, however, has rejected the notes it received and is instead asking Globalstar to issue new securities with additional rights and enhanced value without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements.

     If the dispute is not resolved, we cannot be sure that if the matter were litigated, the court would agree with Globalstar's interpretation of the agreements. Moreover, if, as a result of this dispute, a holder of Globalstar's public bonds claimed a cross default under the applicable indenture, and a court ruled against Globalstar, the maturity date of the bonds would be accelerated. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

GLOBALSTAR MAY ENCOUNTER ADDITIONAL DELAYS AND INCREASED COSTS.

     A number of factors have caused, and may continue to cause, delay in Globalstar's achievement of revenues and positive cash flow. These factors, many of which are beyond Globalstar's control, include:

     - slower-than-anticipated consumer acceptance;

     - insufficient marketing efforts by service providers;

     - delays in selling gateways held in storage to new or existing service providers;

     - delays in implementing roaming services between Globalstar service regions; and

     - regulatory delays.

GLOBALSTAR'S SATELLITES HAVE A LIMITED USEFUL LIFE AND MAY FAIL PREMATURELY.

     Globalstar's satellites have performed well in orbit and have certain redundant systems in case of failure. However, in-orbit failure may result from various causes, including:

     - component failure;

     - loss of power or fuel;

     - inability to control positioning of the satellite;

     - solar and other astronomical events; and

     - space debris.

     Repair of satellites in space is not feasible. Factors that affect the useful lives of Globalstar's satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Random failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. Because Globalstar has a large constellation and will have a number of spare satellites, Globalstar has not insured its satellites against in-orbit failures.

     In mid-March we detected anomalous behavior in two of the satellites and removed them from service. Space Systems/Loral and Globalstar are working to determine whether the cause of the anomalies is internal or external to the satellites, and whether full constellation health can be recovered without replacing the satellites with spares. Globalstar has four in-orbit spares, and is completing construction on eight on-ground spares, that can be used as replacements. Removing the satellites from service has had a minor affect on service in about half of the gateways. In these gateway service areas, which are primarily in the non-temperate zones of the world, a small number of users may experience a brief loss of service. The affected gateways are experiencing one to four outages per day lasting from 47 seconds to 5 minutes. There is no indication at this time that any other satellites are or will be affected. However, if the cause of the anomaly is found to be widespread, and the satellites cannot be repaired in-orbit or replaced with in-orbit spares, we may have to launch additional satellites in order to maintain an acceptable quality of service. If Globalstar decides at some point to launch some or all of its eight on-ground spare satellites, such launches will be subject to the risk of launch failure.

GLOBALSTAR FACES SPECIAL RISKS BY DOING BUSINESS IN DEVELOPING MARKETS AND FACES CURRENCY RISKS.

     Based on business operations in 2000, in which we earned about 87% of our revenue overseas, we expect that most of our business in the future will be conducted outside the United States in the year 2001. International operations are subject to changes in domestic and foreign government regulations and telecommunications standards, tariffs or taxes and other trade barriers. Political, economic or social instability or other developments, including currency fluctuations, could also adversely affect Globalstar's operations. In addition, Globalstar's contracts may be governed by foreign law or enforceable only in foreign jurisdictions. As a result, Globalstar may find it hard to enforce its rights under these agreements if there is a dispute.

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

GLOBALSTAR'S BUSINESS IS REGULATED, CAUSING UNCERTAINTY AND ADDITIONAL COSTS.

     Globalstar's operations are and will continue to be subject to United States and foreign regulation. Globalstar's service providers must be authorized in each of the markets in which they intend to provide service. Globalstar and its service providers may not be able to obtain or retain all regulatory approvals needed for operations. For example, Globalstar South Africa has not yet received a license from the government although its gateway has been operational for a year. Regulatory changes, such as those resulting from judicial decisions and/or adoption of treaties, legislation or regulation in countries where Globalstar intends to operate, may also significantly affect Globalstar's business.

GLOBALSTAR FACES INTENSE COMPETITION FROM BOTH DIRECT AND INDIRECT COMPETITORS, AND ADDITIONAL DIRECT COMPETITORS PLAN TO ENTER THE MARKET SOON.

     Iridium L.L.C. has emerged from bankruptcy with no debt under new ownership and announced that it intends to resume commercial service in competition with Globalstar in April 2001. It has secured a two-year contract valued at $72 million from the U.S. Department of Defense. ICO/Teledesic has also emerged from bankruptcy, and is expected to complete its system and compete with Globalstar in the future. If Constellation Communications, Inc. and Mobile Communications Holdings, Inc., which have held licenses from the Federal Communications Commission since July 1997, attract financing, build their systems and begin operations, they will become direct competitors as well.

     Existing fixed satellite systems, including those of Motient (formerly American Mobile Satellite Corporation), Comsat Corporation's Planet-1, and Inmarsat, and recently developed systems, including those of ACeS and Thuraya Satellite Communications Company, also provide competing service on a regional basis at potentially lower costs.

     Technological advances and a continuing trend toward strategic alliances in the telecommunications industry could give rise to significant new competitors.

     Satellite-based telecommunications systems are characterized by high up-front costs and relatively low operating costs. Several systems are being proposed and, while the proponents of these systems believe that there will be significant demand for their services, actual demand will not become known until such systems are operational. If the capacity of Globalstar and competing systems exceeds demand, price competition could be intense. Further, the reorganizations of Iridium L.L.C. and ICO/Teledesic have allowed them to dramatically reduce or eliminate their debt and the need to service that debt. We anticipate, therefore, that their operating costs will be relatively low compared with Globalstar's.

NEW TECHNOLOGIES AND THE EXPANSION OF LAND-BASED SYSTEMS MAY REDUCE DEMAND FOR GLOBALSTAR'S SERVICE.

     We believe that the extension of land-based telecommunications services to regions previously underserved or not served by wireline or cellular services has reduced demand for Globalstar service in those regions. These land-based telecommunications services have been built more quickly than we anticipated; therefore, demand for Globalstar's service is expected to be reduced sooner than Globalstar assumed in formulating earlier business plans. This development has been responsible, in part, for Globalstar's effort in 2000 to identify and sell into vertical markets and to deploy data products, rather than focusing more resources on areas formerly underserved by terrestrial systems.

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

GLOBALSTAR COULD FACE LIABILITY BASED ON ALLEGED HEALTH RISKS.

     There has been adverse publicity concerning alleged health risks associated with the use of portable hand-held telephones which have transmitting antennae. Recent medical studies, however, have again failed to confirm such health risks. In any event because hand-held Globalstar telephones will use on average lower power to transmit signals than traditional cellular telephones, Globalstar does not believe that any new guidelines from the Federal Communications Commission, or any other regulatory agency, will require any significant modifications of its system or of its hand-held telephones. Even so, we cannot be certain that these guidelines, or any associated health issues, will not have an adverse effect on Globalstar's business.

GLOBALSTAR RELIES ON KEY PERSONNEL.

     Globalstar must hire and retain highly qualified personnel to operate its system and manage its business successfully. None of GTL's or Globalstar's officers has an employment contract with GTL or Globalstar. In addition, neither GTL nor Globalstar maintains "key man" life insurance. The departure of any of its executives or other key employees could have an adverse effect on Globalstar's business, especially during this critical restructuring period. Globalstar has implemented a retention bonus program in 2001 in an effort to retain its executives and key employees. There can be no assurance that such efforts will be successful or that Globalstar will be able to attract qualified persons to replace departing personnel.

DEPENDENCE ON KEY VENDORS.

     Globalstar is dependent on QUALCOMM for gateway hardware and software, on QUALCOMM as the exclusive manufacturer of phones using the IS-41 CDMA North American standard, and on Telit and Ericsson for GSM dual-mode phones. While we have contractual provisions with these firms which are intended to protect Globalstar in case any of them decides to discontinue developing and manufacturing our products, there is no assurance that one or more of them will not choose to terminate its business relationship with us. If any does, we may not be able to find a replacement; if we do find a replacement, there may be a substantial period of time in which our products, as well as software upgrades and "bug fixes" for those products, are not available. In this regard, Ericsson has recently discontinued manufacturing FAUs and has advised Globalstar and the service providers that it will accept additional orders for its portable phones only until May 2001 under the existing contract.

CERTAIN POTENTIAL CONFLICTS OF INTEREST COULD RESULT IN DECISIONS ADVERSE TO GLOBALSTAR'S INTERESTS.

     Potential conflicts of interest include the following:

     - Globalstar partners, or their affiliates, are suppliers of the major parts of the Globalstar System. They also manufacture the system elements which are sold to service providers and subscribers.

     - Globalstar is dependent upon the management skills of Loral and technologies developed by Loral, QUALCOMM and others.

     - Partners and affiliates of Globalstar, including companies affiliated with or controlled by Loral, are among Globalstar's main customers. Accordingly, they may have conflicts of interest with respect to the terms of Globalstar's service provider agreements.

     - Globalstar is currently managed by a committee of its general partners, a majority of the representatives on which may be designated by Loral, which in turn owns Space Systems/Loral, Inc., a prime contractor of Globalstar. Loral is also a significant creditor of Globalstar.

     - Several Globalstar service providers and their retail distributors are cellular operators and may have an incentive to favor terrestrial wireless services over satellite services in certain markets.

AS A GENERAL PARTNER, GTL IS LIABLE FOR THE RECOURSE DEBT AND OTHER OBLIGATIONS OF GLOBALSTAR.

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partners for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of December 31, 2000. Certain of Globalstar's debt, including the public debt, is non-recourse to the general partners. Future funding, if any, or assets of GTL, may be utilized to fund this general partner liability.

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

     If GTL were to become a limited partner in Globalstar, GTL could be deemed to be an investment company under the Investment Company Act of 1940. If this happens, GTL would become subject to the registration and other requirements of that law. In order to register, GTL might be required to reincorporate as a domestic U.S. corporation and would thereafter be subject to U.S. tax on our worldwide income. GTL currently intends to conduct its operations so as to avoid being deemed an investment company under the Investment Company Act.

HOLDERS OF GTL PREFERRED STOCK WILL HAVE THE RIGHT UNDER CERTAIN CIRCUMSTANCES TO APPOINT DIRECTORS TO GTL'S BOARD OF DIRECTORS AND TO APPOINT A MEMBER TO GLOBALSTAR'S GENERAL PARTNERS' COMMITTEE.

     In January 2001 GTL announced that it was suspending indefinitely dividend payments on its 8% preferred stock and its 9% preferred stock. Under the terms of each such series of preferred stock, if GTL should fail to pay dividend payments on such series for an aggregate of six quarters, holders of the majority of the outstanding shares of that series will have the right to elect up to two additional members to GTL's Board of Directors. Globalstar's partnership agreement further provides that in the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the 8% preferred stock and/or the 9% preferred stock, holders of the majority of such outstanding preferred stock, voting together as a class, will have the right to appoint one additional member to Globalstar's general partners committee.

PATENTS HELD BY OTHER FIRMS OR INDIVIDUALS MAY BLOCK GLOBALSTAR'S PATENTS.

     Because the U.S. patent application process is confidential, there can be no assurance that third parties, including competitors of Globalstar, do not have patents pending or issued that could result in infringement by Globalstar. In such an event, Globalstar could be required to redesign some part of its system or pay royalties for use of the third parties' patents, which could increase cost or delay implementation of certain features or functions. In January 2000 TRW asserted in a letter to Globalstar that certain TRW patents may be infringed. Globalstar denied the assertion, and the matter is still under discussion.

VOLATILITY OF MARKET VALUES.

     Our stock price and the fair value of our senior notes experienced substantial price volatility in the period before we announced that we would restructure our debt. This volatility may continue as Globalstar restructures its debt obligations and increases cash flows from operations. These factors, as well as general economic conditions, actions of our competitors and political conditions may materially adversely affect our market values in the future.

GTL IS DEPENDENT UPON PAYMENTS FROM GLOBALSTAR TO MEET ITS OBLIGATIONS.

     Because GTL is a holding company whose only assets are its interests in Globalstar, GTL is dependent upon payments from Globalstar to meet its obligations, including those under its preferred stock. Further, GTL's rights and the rights of holders of its securities, including the holders of preferred stock, to participate in the distribution of assets upon Globalstar's liquidation or recapitalization will be subject to the prior claims of Globalstar's creditors. GTL's rights and the rights of its security holders will not be subordinated to the extent it is a creditor with recognized claims against Globalstar or a holder of preferred partnership interests of Globalstar.

ITEM 2.  PROPERTIES

     Globalstar currently has three leases covering approximately 138,225 square feet of office space in San Jose, California. One lease is for 106,200 square feet of space. This lease expires on December 31, 2008. Globalstar has two options to extend the initial term of this lease for five years each. The second lease, for 26,500 square feet expires March 31, 2001. Globalstar has an option to renew this lease for one year. The third lease is for 5,525 square feet and expires June 30, 2005. In addition, Globalstar leases 12,000 square feet for its back-up Ground Operations Control Center ("GOCC") in El Dorado Hills, California. The lease expires in November 2006 with options to renew for up to an additional six years.

ITEM 3.  LEGAL PROCEEDINGS

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar, L.P. and Globalstar Capital Corporation (the "defendants") on behalf of the owners of 10 3/4% bonds, due November 2004 (the "Bonds") in Superior Court, New Castle County, Delaware. The Bonds were issued by Globalstar Capital Corporation and Globalstar, L.P. as joint obligors. The next interest payment payable on the Bonds is due May 1, 2001. The complaint alleges that the defendants repudiated the Bonds' Registration Statement,

Prospectus and Indenture, without consent of the bondholders, when Globalstar announced that it was suspending its future interest payments on the Bonds. The complaint seeks damages in an unspecified amount. The defendants are required to respond to this complaint by April 23, 2001.

     Eismann v. Globalstar Telecommunications Limited, et al., and other similar actions. On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against Globalstar Telecommunications Limited ("GTL") in the United States District Court for the Southern District of New York. The other defendants named in the complaint are Bernard Schwartz, the Chief Executive Officer of Globalstar, and Loral Space & Communications Ltd. Globalstar, L.P. is not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has allegedly been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL, and certain persons affiliated therewith (the "Excluded Persons"). Eleven additional purported class action complaints have been filed in the United States District Court for the Southern District of New York by plaintiffs Chaim Kraus, L.A. Murphy, Eddie Maiorino, Damon Davis, Iskander Batyrev, Shelly Garfinkel, Sequoia Land Development and Phil Sigel, Michael Ceasar as Trustee for Howard Gunty Profit Sharing Plan, Colin Barry, James D. Atlas and Lawrence Phillips, on each of March 2, March 2, March 6, March 7, March 7, March 9, March 16, March 21, March 21, March 22 and March 23, 2001, respectively. These complaints allege claims against GTL, Loral, and Mr. Schwartz (and, in the case of the Sequoia and Atlas complaints, two additional individual defendants, Messrs. Navarra and DeBlasio) that are substantially identical to those set forth in the Eismann action. The class of plaintiffs on whose behalf these lawsuits have been allegedly asserted are: with respect to the Kraus, Davis, Maiorino, Batyrev, Ceasar and Phillips actions, buyers of GTL common stock in the period from December 6, 1999, through October 27, 2000; with respect to the Murphy and Barry actions, buyers of GTL securities in the period from December 6, 1999, through October 27, 2000; with respect to the Sequoia/Sigel and Atlas actions, buyers of GTL common stock in the period from December 6, 1999, through July 19, 2000; and with respect to the Garfinkel action, buyers of GTL debt securities in the period from December 6, 1999, through October 27, 2000. In each case the Excluded Persons are excepted from the class. GTL believes that it has meritorious defenses to these actions and intends to pursue them vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

(A) MARKET PRICE AND DIVIDEND INFORMATION

     GTL's common stock is traded on the NASDAQ National Market ("NASDAQ") under the symbol "GSTRF." The following table presents the reported high and low sale prices of GTL's common stock as reported on NASDAQ.

                                                      MARKET PRICE
                                          ------------------------------------
                                                2000                1999
                                          ----------------    ----------------
                                           HIGH      LOW       HIGH      LOW
                                          ------    ------    ------    ------
Quarter ended:
  March 31..............................  $53.75    $12.81    $24.50    $12.63
  June 30...............................   15.75      5.81     24.50     13.50
  September 30..........................   14.19      7.13     33.00     20.50
  December 31...........................    9.00      0.72     49.50     19.00

     GTL and Globalstar do not currently anticipate paying any dividends or distributions (other than to the extent that Globalstar's payment of GTL's operating expenses related to Globalstar would be treated as a distribution). GTL has not declared or paid any cash dividends on its common stock, and Globalstar has not made any distributions on its ordinary partnership interests. GTL is a holding company, the sole asset of which is its partnership interests in Globalstar; GTL has no independent means of generating revenues. Globalstar will pay GTL's operating expenses related to Globalstar; such expenses are not expected to be material. Globalstar's credit agreements and the indentures related to its senior notes restrict the ability of Globalstar to pay cash distributions on its ordinary partnership interests. On January 16, 2001, Globalstar and GTL suspended indefinitely dividend payments on their preferred equity interests.

(B) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     As of March 15, 2001, there were 1,325 holders of record of GTL's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     YEARS ENDED DECEMBER 31,
                                   ------------------------------------------------------------
                                    2000(3)       1999(2)      1998(1)       1997        1996
                                   ----------    ----------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Equity in net loss applicable to
  ordinary partnership interests
  of Globalstar, L.P.............  $1,667,761    $   81,861    $ 50,561    $ 24,152    $ 15,080
Equity in net loss applicable to
  preferred partnership interests
  of Globalstar, L.P.............     356,944            --          --          --          --
Net loss.........................   2,029,123        32,151      50,561      24,152      15,080
Net loss applicable to common
  shareholders...................   2,059,853        81,861      50,561      24,152      15,080
Net loss per share -- basic and
  diluted(4).....................       20.85          0.99        0.67        0.43        0.38
CASH FLOW DATA:
Provided by operating
  activities.....................      30,745        22,470          --          --          --
Used in investing activities.....     354,326       488,309       1,112     153,140     299,500
Provided by equity
  transactions...................     323,581       465,839       1,112     153,140
Provided by borrowings...........          --            --          --          --     299,500
Dividends paid per common
  share..........................          --            --          --          --          --
RATIO OF EARNINGS TO FIXED
  CHARGES........................          1x            1x          1x          1x          1x
                                                           DECEMBER 31,
                                   ------------------------------------------------------------
                                      2000          1999         1998        1997        1996
                                   ----------    ----------    --------    --------    --------
BALANCE SHEET DATA:
Investment in Globalstar, L.P....  $       --    $1,034,902    $580,428    $612,716    $482,676
Total assets.....................          --     1,034,902     580,428     612,716     482,676
Convertible preferred equivalent
  obligations(5).................          --            --          --     301,410     300,358
Shareholders' equity.............    (686,647)    1,031,579     580,428     309,627     180,639
Shareholders' equity per common
  share(4).......................       (9.76)         7.46        7.08        5.05        4.52

---------------
(1) Includes GTL's proportionate share of Globalstar's $17.3 million loss from launch failure.

(2) Includes GTL's proportionate share of Globalstar's $29.9 million loss from the write-off of excess launch vehicle deposits.

(3) Includes GTL's share of Globalstar's $2.9 billion charge from the impairment of the Globalstar System.

(4) Restated to reflect two-for-one stock splits in May 1997 and June 1998. The 2000 and 1999 balances exclude the redemption value of the 8% Series A and 9% Series B preferred stock.

(5) All convertible preferred equivalent obligations were converted into common stock in 1998.

                                GLOBALSTAR, L.P.
            (IN THOUSANDS, EXCEPT PER PARTNERSHIP INTEREST AMOUNTS)

                                                      YEARS ENDED DECEMBER 31,
                                     ----------------------------------------------------------
                                      2000(2)      1999(3)     1998(4)       1997        1996
                                     ----------    --------    --------    --------    --------
STATEMENT OF OPERATIONS DATA:
Net revenue........................  $    3,650    $     --    $     --    $     --    $     --
Operating expenses.................   3,476,648     186,505     146,684      88,071      61,025
Interest income....................      16,490       6,141      17,141      20,485       6,379
Interest expense...................     329,163          --          --          --          --
Net loss applicable to ordinary
  partnership interests............   3,816,401     232,584     151,740      88,788      71,969
Net loss per weighted average
  ordinary partnership interest
  outstanding -- basic and
  diluted..........................       61.23        3.99        2.69        1.74        1.53
OTHER DATA:
Deficiency of earnings to cover
  fixed charges(1).................   3,824,533     466,369     330,475     184,683      81,869
CASH FLOW DATA:
Used in operating activities.......     455,741      56,576      24,958      68,615      51,756
Used in investing activities.......      95,156     721,733     682,884     622,004     379,130
Provided by partners' capital
  transactions.....................     331,275     463,329      14,825     132,990     284,714
Provided by (used in) other
  financing activities.............     266,348     386,432     287,552     998,137      95,750

                                                         DECEMBER 31,
                               -----------------------------------------------------------------
                                  2000           1999          1998          1997         1996
                               -----------    ----------    ----------    ----------    --------
BALANCE SHEET DATA:
Cash and cash
  equivalents(5).............  $   196,849    $  173,921    $   56,739    $  464,154    $ 21,180
Globalstar System, net.......      270,227            --            --            --          --
Globalstar System under
  construction...............        1,634     3,181,189     2,302,333     1,626,913     891,033
Total assets.................      702,276     3,781,459     2,670,025     2,149,053     942,913
Vendor financing liability,
  including current
  portion....................      788,423       393,795       371,170       197,723     130,694
Long-term debt(6)............      262,366     1,799,111     1,396,175     1,099,531      96,000
Redeemable preferred
  partnership interests(7)...           --            --            --       303,089     302,037
Partners' capital............   (2,395,214)    1,028,329       602,401       380,828     315,186

---------------
(1) The ratio of earnings to fixed charges is not meaningful, as Globalstar has incurred operating losses.

(2) The results of operations for 2000 include a $2.9 billion charge from the impairment of the Globalstar System.

(3) The results of operations for 1999 include a $29.9 million loss from the write-off of excess launch vehicle deposits.

(4) The results of operations for 1998 include a $17.3 million loss from launch failure.

(5) Includes restricted cash of $22.4 million and $46.2 million for 2000 and 1999, respectively, received from service providers for the purchase of gateways.

(6) Reflects the classification of $1.9 billion of senior notes and term loans as current obligations.

(7) All outstanding redeemable preferred partnership interests as of December 31, 1997 were converted to ordinary partnership interests in April 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Globalstar and GTL or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of either Globalstar or GTL. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond Globalstar's or GTL's control. Some of these factors and conditions include: (i) Globalstar commenced commercial service in 2000 and subscriber demand to date has been lower than expected; (ii) an event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing with QUALCOMM, and its 11 3/8% senior notes due February 15, 2004; as a result, these debt obligations are subject to acceleration; (iii) Globalstar has cash to fund its operations only through 2001; (iv) dependence on service providers to market Globalstar service and implement important parts of its system and on third parties to complete its system; (iv) Globalstar will require additional financing; (v) satellites in orbit may fail prematurely; (vi) severe competition in the telecommunications industry; (vii) Globalstar is subject to regulation and (viii) GTL's recovery of its investment in Globalstar is dependent upon Globalstar's ability to generate or raise additional cash. In addition, Globalstar operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond Globalstar's control.

     GTL, a general partner of Globalstar, was created to permit public equity ownership in Globalstar. GTL does not have any operations, any personnel or facilities, and does not manage the day-to-day operations of Globalstar. GTL has no other business or investments. GTL's sole asset is its investment in Globalstar and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. Accordingly, GTL's results of operations only reflect its proportionate share of Globalstar's results of operations, as presented on Globalstar's financial statements, and the appropriate amortization and interest associated with this investment. Therefore, matters discussed in this section address the financial condition and results of operations of Globalstar.

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% and 9% RPPIs in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, and its 11 3/8% senior notes due February 15, 2004 (the "Bond"). Globalstar expects that events of default will occur with regard to Globalstar's other three senior note indentures when interest payments become due in May and June of 2001. Accordingly, for reporting and accounting purposes, Globalstar classified the $500 million credit facility, the QUALCOMM vendor financing and the four senior notes as current obligations. See Globalstar's "Notes to Consolidated Financial Statements," Notes 7-9.

RESULTS OF OPERATIONS

     Globalstar commenced commercial operations in the first quarter of 2000, and as of February 15, 2001, was providing service through 25 gateways, with an additional operational gateway awaiting licensing approval.

Those 25 gateways provide coverage to 109 countries, including all of North and South America (excluding northwestern Alaska and portions of Canada above 70 degrees north latitude), Europe and Russia. As of December 31, 2000, Globalstar had approximately 31,000 commercial subscribers on the system. For the year ended December 31, 2000, Globalstar recorded revenues of $3.65 million and provided 6,604,000 minutes of billable telecommunication services. Globalstar's revenues during year 2000 were well below management's initial expectations and have not provided sufficient cash flows to fund Globalstar's operations or service its debt obligations. Globalstar's revenue performance during the fourth quarter of 2000 has caused management, in conjunction with its service provider partners, to perform a reassessment of its business plan and long term revenue projections.

     In the fourth quarter of 2000, Globalstar recorded a $2.9 billion impairment charge related to the $3.2 billion carrying value of the Globalstar System, including spare satellites, launch deposits, unsold production gateways, user terminals and related assets. This charge resulted from the revision of estimates of gross cash flows through 2009, the estimated end of useful life of the Globalstar System, and the determination that these assets were impaired. The fair value, for purposes of measuring the impairment at December 31, 2000, was determined by discounting these cash flows. Gross cash flows are based on revenue projections offset by estimated expenditures for operations and capital expenditures. Revenue projections are based on Globalstar's current market outlook, which is significantly influenced by service provider projections. Including the $2.9 billion impairment charge, Globalstar's net loss applicable to ordinary partnership interests in year 2000 was $3.8 billion.

  2000 Compared with 1999

     For 2000, Globalstar recognized gross service revenue of $2.8 million and royalty income of $1.4 million, offset by promotions and discounts of $0.6 million on service revenue, resulting in net revenue of $3.65 million. Globalstar has offered promotional programs to its service providers, including a 25% discount on mobile usage fees and free minutes for the advance purchase of airtime. A number of Globalstar service providers have committed to pre-purchase discount minutes of use, amounting to approximately $15.3 million in pre-committed gross revenue ($11.5 million net of 25% discount), of which $8.8 million had been received as of December 31, 2000. Of the prepaid committed revenue, $1.0 million has been recognized as of December 31, 2000. As a development stage company, launching its satellite network and preparing for operational services, Globalstar recorded no revenue in 1999.

     Operating Expenses. For 2000, operating expenses were $128 million as compared to $94 million for 1999. The increase is primarily the result of increased costs associated with Globalstar's support to gateway installation and testing and the commencement of commercial operation of the Globalstar constellation and ground control centers.

     Marketing, general and administrative expenses were $81 million and $60 million for 2000 and 1999, respectively. The increase is primarily the result of increased advertising and marketing costs associated with Globalstar commencing service. During 2000, Globalstar incurred advertising expenses of approximately $29 million - $22 million associated with its global branding campaign and $7 million of cooperative advertising support to its service provider partners' advertising programs.

     Depreciation and amortization was $328 million and $2 million for 2000 and 1999, respectively. The increase is the result of Globalstar commencing service and starting to depreciate the Globalstar System in 2000.

     Interest income increased to $16 million in 2000 compared to $6 million in 1999. The increase is the result of higher average cash balances available for investment during 2000, and to a lesser extent, higher interest rates.

     Interest expense increased to $329 million in 2000, as compared to no interest expense in 1999. This increase results from Globalstar commencing service and starting to expense interest, which was previously capitalized to the Globalstar System under construction.

     Preferred distributions decreased to $31 million in 2000 from $52 million in 1999. The decrease is primarily the result of a conversion of the 8% RPPIs that occurred in 1999, offset in part by a dividend make-whole payment made in connection with such conversion.

     As a result of the above, and Globalstar's $2.9 billion impairment charge, the net loss applicable to ordinary partnership interests increased to $3.8 billion for 2000, compared to $233 million in 1999.

     Income Taxes. Globalstar is organized as a limited partnership. As such, no income tax provision or benefit is included in the accompanying financial statements since U.S. income taxes are the responsibility of its partners. Generally, taxable income or loss, deductions and credits of Globalstar are passed through to its partners.

  1999 Compared with 1998

     The net loss applicable to ordinary partnership interests for 1999 increased to $233 million as compared to $152 million for 1998. The increase primarily resulted from the write-off of $30 million of non-refundable launch deposits no longer needed to complete the launch campaign, and increased distributions on preferred partnership interests due to the issuance of both the 8% and 9% RPPIs in 1999.

     Interest income for 1999 was $6 million as compared to $17 million for 1998, which resulted from lower average cash balances available for investment during 1999.

     Operating Expenses. For 1999, development costs were $94 million as compared to $86 million for 1998. This increase resulted from increased activity in the development of Globalstar user terminals and in-house engineering.

     Marketing, general and administrative expenses were $60 million and $41 million for 1999 and 1998, respectively. The increase primarily resulted from an increase in the number of employees and an increase in marketing costs, which included costs associated with Globalstar's participation in the Geneva Telecom '99 trade show.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2000, Globalstar had approximately $197 million in cash and cash equivalents, including restricted cash. During 2001, Globalstar plans to use available funds to cover its cash out flow which it expects to include operating costs of approximately $94 million, progress payments toward the cost of procurement of eight additional satellites being constructed by SS/L of approximately $18 million and for the development and maintenance of the ground segment by QUALCOMM of $40 million. In addition, Globalstar expects to pay QUALCOMM approximately $19 million for the reimbursable cost of the production gateways. These expenditures will be offset by expected receipts of approximately $25 million from the service providers as reimbursement of production gateway payments made to QUALCOMM. Moreover, Globalstar expects it will expend an additional $49 million during 2001 for working capital requirements and restructuring and refinancing costs, partially offset by revenue receipts to be collected during the year. These cash requirements assume no interest, principal or dividend payments on outstanding debt and RPPIs. Globalstar believes that it has sufficient liquidity to fund its operations through 2001, exclusive of suspended debt service requirements and distribution payments on its preferred partnership interests.

     Cash and cash equivalents, including restricted cash, increased from $174 million at December 31, 1999 to $197 million at December 31, 2000. The net increase is primarily the result of the net proceeds from the sale of Globalstar's ordinary partnership interests of $354 million, and from borrowings under credit facilities of $350 million, and from net receipts of restricted cash of $24 million, partially offset by the net repayment of vendor financing of $11 million, net cash used for the Globalstar system of $58 million, net cash used in operating activities of $456 million (including interest expense of $329 million), net expenditures for production gateways and user terminals of $52 million, net distributions on RPPI's of $23 million and net expenditures for additional spare satellites of $101 million.

     Globalstar's management believes that Globalstar has sufficient liquidity to fund its operations, exclusive of suspended debt service requirements and preferred distribution obligations, through 2001. We do not expect that Globalstar will be generating sufficient revenues at the conclusion of 2001 to continue operations for a significant period beyond 2001 without additional financing. It is expected that Globalstar's revised business plan and restructuring proposal will include provisions for additional financing from new investments in Globalstar to be made prior to the conclusion of 2001. There can be no assurance that such financing will be available on terms acceptable to Globalstar, if at all. If Globalstar is unable to obtain such financing, it will cease to operate as a going concern after 2001.

CAPITAL EXPENDITURE REQUIREMENTS

     All 52 Globalstar satellites, including four in-orbit spares, have been launched. Globalstar has also agreed to purchase from SS/L eight spare satellites for $148 million, (including performance incentives of up to $16 million). As of December 31, 2000, costs of $138 million (including a portion of the performance incentives) have been recognized for these spare satellites. Globalstar has secured from SS/L twelve and eighteen month call up orders for two additional Delta launch vehicles. The total future commitment for these launch vehicles is $89.5 million plus escalation of 3% per year. If these launch vehicles are not used by the end of 2003, Globalstar will incur a termination charge of approximately $18.6 million.

COMMITMENTS AND CONTINGENCIES

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank, which was fully drawn, matured and was thereupon repaid in full by its guarantors, including Lockheed Martin Corporation ("Lockheed Martin"), QUALCOMM, DASA and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements entered into in 1996, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, QUALCOMM, SS/L and DASA, respectively, in satisfaction of their subrogation rights. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3%.

     On June 30, 2000, Loral paid $56.3 million on a net basis to Lockheed Martin in satisfaction of its obligation to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of Globalstar's $250 million credit facility. Accordingly, Loral is entitled to receive notes in respect thereof.

     Lockheed Martin, however, has rejected the notes it received and is instead asking Globalstar to issue new securities with additional rights and enhanced value, without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements.

     If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated the court would agree with Globalstar's interpretation of the agreements. Moreover, if as a result of this dispute, a holder of Globalstar public bonds claimed a cross default under the applicable indentures, and a court ruled against Globalstar, the final maturity date of the bonds would be accelerated. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar, L.P. and Globalstar Capital Corporation (the "defendants") on behalf of the owners of 10 3/4% bonds, due November 2004 (the "Bonds") in Superior Court, New Castle County, Delaware. The Bonds were issued by Globalstar Capital Corporation and Globalstar, L.P. as joint obligors. The next interest payment payable on the Bonds is due May 1, 2001. The complaint alleges that the defendants repudiated the Bonds' Registration Statement, Prospectus and Indenture, without consent of the bondholders, when Globalstar announced that it was suspending its future interest payments on the Bonds. The complaint seeks damages in an unspecified amount. The defendants are required to respond to this complaint by April 23, 2001.

     Eismann v. Globalstar Telecommunications Limited, et al., and other similar actions. On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against Globalstar Telecommunications Limited ("GTL") in the United States District Court for the Southern District of New York. The other defendants named in the complaint are Bernard Schwartz, the Chief Executive Officer of Globalstar, and Loral Space & Communications Ltd. Globalstar, L.P. is not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has allegedly been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL, and certain persons affiliated therewith (the "Excluded Persons"). Eleven additional purported class action complaints have been filed in the United States District Court for the Southern District of New York by plaintiffs Chaim Kraus, L.A. Murphy, Eddie Maiorino, Damon Davis, Iskander Batyrev, Shelly Garfinkel, Sequoia Land Development and Phil Sigel, Michael Ceasar as Trustee for Howard Gunty Profit Sharing Plan, Colin Barry, James D. Atlas and Lawrence Phillips, on each of March 2, March 2, March 6, March 7, March 7, March 9, March 16, March 21, March 21, March 22 and March 23, 2001, respectively. These complaints allege claims against GTL, Loral, and Mr. Schwartz (and, in the case of the Sequoia and Atlas complaints, two additional individual defendants, Messrs. Navarra and DeBlasio) that are substantially identical to those set forth in the Eismann action. The class of plaintiffs on whose behalf these lawsuits have been allegedly asserted are: with respect to the Kraus, Davis, Maiorino, Batyrev, Ceasar and Phillips actions, buyers of GTL common stock in the period from December 6, 1999, through October 27, 2000; with respect to the Murphy and Barry actions, buyers of GTL securities in the period from December 6, 1999, through October 27, 2000; with respect to the Sequoia/Sigel and Atlas actions, buyers of GTL common stock in the period from December 6, 1999, through July 19, 2000; and with respect to the Garfinkel action, buyers of GTL debt securities in the period from December 6, 1999, through October 27, 2000. In each case the Excluded Persons are excepted from the class. GTL believes that it has meritorious defenses to these actions and intends to pursue them vigorously.

     In mid-March we detected anomalous behavior in two of the satellites and removed them from service. Space Systems/Loral and Globalstar are working to determine whether the cause of the anomalies is internal or external to the satellites, and whether full constellation health can be recovered without replacing the satellites with spares. Globalstar has four in-orbit spares, and is completing construction of eight on-ground spares, that can be used as replacements. Removing the satellites from service has had a minor effect on service in about half of the gateways. In these gateway service areas, which are primarily in the non-temperate zones of the world, a small number of users may experience a brief loss of service. The affected gateways are experiencing one to four outages per day lasting from 47 seconds to 5 minutes. There is no indication at this time that any other satellites are or will be affected. However, if the cause of the anomaly is found to be widespread, and the satellites cannot be repaired in-orbit or replaced with in-orbit spares, we may have to launch additional satellites in order to maintain an acceptable quality of service. If Globalstar decides at some point to launch some or all of its eight on-ground spare satellites, such launches will be subject to the risk of launch failure.

TAXATION

     GTL will be subject to U.S. federal, state and local corporate tax on its share of Globalstar's income that is effectively connected with the conduct of a trade or business in the United States ("U.S. Income") and will be required to file federal, state and local income tax returns with respect to such U.S. Income. GTL expects, based on Globalstar's description of its proposed activities, that most of GTL's income will be from sources outside the United States and that such income will not be effectively connected with the conduct of a trade or business within the United States ("Foreign Income"). Thus, GTL believes that there generally will be no U.S. taxes on its share of Globalstar's Foreign Income. In January 2001, the U.S. Treasury Department issued proposed regulations for the sourcing of space and communications income. However, depending upon how these regulations are finalized, a substantial portion of GTL's income may be recharacterized as derived from

U.S. sources and as effectively connected with a U.S. trade or business so as to subject that income to regular U.S. federal income tax and a 30% branch profits tax. The outcome of the regulation project cannot be predicted.

     In addition, any portion of GTL's income from sources outside the United States, realized through Globalstar or otherwise, may be subject to taxation by certain foreign countries. The extent to which these countries may require GTL or Globalstar to pay tax or to make payments in lieu of tax cannot be determined in advance. However, based upon our review of current tax laws, including applicable international tax treaties of certain countries that we believe to be among our key potential markets, we expect that a significant portion of our worldwide income will not be subject to tax by the foreign countries from which we derive our income. To the extent that Globalstar bears a higher foreign tax because any holder of its ordinary partnership interests (including GTL) is not subject to United States tax on its share of Globalstar's foreign income, the additional foreign tax will be specially allocated to such partner and will reduce amounts distributed by Globalstar to such partner with respect to the ordinary partnership interests held by such partner.

ACCOUNTING PRONOUNCEMENTS

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for Globalstar's fiscal year 2001. Globalstar has not engaged in any transactions requiring the use of SFAS No. 133, accordingly SFAS No. 133 has no effect on its financial statements.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. Globalstar has adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements as of December 31, 2000. Globalstar is currently evaluating the impact of adopting the remaining provisions of SFAS No. 140, which will be effective for transactions entered into after March 31, 2001.

ITEM 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     At December 31, 2000 and 1999, the fair value of Globalstar's long-term debt and interest bearing vendor financing (collectively, "long-term obligations") was estimated to be $330 million and $1.5 billion, respectively, using quoted market prices or, in the case of vendor financing and term-loans with variable interest rates, the ratio of the carrying amount to fair value of the senior notes for 2000 and the recorded value for 1999. The long-term obligations carrying value exceeded fair value by $2.6 billion and $510 million as of December 31, 2000 and 1999, respectively. Market rate risk on long-term obligations is estimated as the potential increase in annual interest expense resulting from a hypothetical one percentage point increase in interest rates and amounted to approximately $29 million and $16 million for 2000 and 1999, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT DIRECTORS

     The following sets forth information concerning GTL's directors and members of Globalstar's General Partners' Committee as of March 23, 2001.

 Bernard L. Schwartz
                Age:    75
     Director Since:    November 1994
Business Experience:    Mr. Schwartz is a member of the General Partners' Committee and Chief Executive Officer of Globalstar, L.P. In addition, he is Chairman of the Board of Directors and Chief Executive
                        Officer of Loral Space & Communications Ltd.
Other Directorships:    First Data Corp., Reliance Group Holdings, Inc. and certain of its subsidiaries, Loral CyberStar, Inc. and Satelites
                        Mexicanos, S.A. de C.V. Trustee of Mount Sinai -- NYU
                        Medical Center and Health System and Thirteen/WNET
                        Educational Broadcasting Corporation.
 Michael P. DeBlasio
                Age:    64
     Director Since:    May 1996
Business Experience:    Mr. DeBlasio is the Senior Vice President of Globalstar
                        Telecommunications Limited. In addition, he has been First
                        Senior Vice President of Loral Space & Communications Ltd.
                        since 1998. Prior to that, he was Senior Vice President and
                        Chief Financial Officer of Loral Space & Communications Ltd.
                        Prior to that, Mr. DeBlasio was Senior Vice President and
                        Chief Financial Officer of Loral Corporation.
Other Directorships:    CJSC GlobalTel, Globalstar do Brasil S.A. and Loral
                        CyberStar, Inc. Board of Advisors of Philharmonia Virtuosi.
                        Trustee of Dickinson College, Our Lady of Mercy Medical
                        Center and St. Francis College.

    Douglas G. Dwyre
                Age:    68
     Director Since:    March 1999
Business Experience:    Mr. Dwyre was President of Globalstar, L.P. from March 1994 until his retirement in March 1999. He also served as Senior
                        Vice President of Globalstar Telecommunications Limited from
                        May 1996 to March 1999.

 Sir Ronald Grierson
                Age:    79
     Director Since:    May 1996
Business Experience:    Sir Ronald is a member of the General Partners' Committee of
                        Globalstar. In addition, Sir Ronald is a consultant to and the Chairman of the European Advisory Board of The
                        Blackstone Group, which has been retained by Globalstar,
                        L.P. as a financial advisor. He is the retired Vice-Chairman of General Electric Company plc.
Other Directorships:    Chime Communications plc, Etam Development S.A. and
                        Safic-Alcan S.A. Retired director of Daily Mail and General
                        Trust plc.

     Robert B. Hodes
                Age:    75
     Director Since:    November 1994
Business Experience:    Mr. Hodes is counsel to Willkie Farr & Gallagher, a law firm in New York, N.Y. and, until 1996, was a partner in and
                        co-chairman of that firm.
Other Directorships:    K&F Industries, Inc., LCH Investments N.V., Loral Space &
                        Communications Ltd., Mueller Industries, Inc., Restructured
                        Capital Holdings, Ltd., R.V.I. Guaranty Ltd. and W.R.
                        Berkley Corporation.

       E. John Peett
                Age:    65
     Director Since:    December 1994
Business Experience:    Mr. Peett is the Chairman of Cambridge Positioning Systems
                        Limited. He held various positions with Vodafone Group plc
                        (now Vodafone AirTouch), including serving as its Executive
                        Director, until his retirement in October 1997.
Other Directorships:    PNC Telecom plc

     Arthur L. Simon
                Age:    69
     Director Since:    July 2000
Business Experience:    Mr. Simon is an independent consultant. Previously, he was a partner at Coopers & Lybrand L.L.P., Certified Public
                        Accountants, from 1968 to 1994.
Other Directorships:    L-3 Communications Corporation, Loral Space & Communications
                        Ltd.

  Michael B. Targoff
                Age:    56
     Director Since:    November 1994
Business Experience:    Mr. Targoff is Founder and Chief Executive Officer of
                        Michael B. Targoff & Co. Prior to that, he was President of
                        Globalstar Telecommunications Limited and Chief Operating
                        Officer of Globalstar, L.P. from May 1996 to January 1998.
                        From April 1996 to January 1998, Mr. Targoff was President
                        and Chief Operating Officer of Loral Space & Communications
                        Ltd. Prior to that time, he served as Senior Vice President and Secretary of Loral Corporation.
Other Directorships:    Leap Wireless International

    A. Robert Towbin
                Age:    65
     Director Since:    January 1995
Business Experience:    Mr. Towbin is a member of the General Partners' Committee of
                        Globalstar. In addition, Mr. Towbin is Co-Chairman of C.E.
                        Unterberg, Towbin and was Senior Managing Director from
                        September 1995 to 1999.
Other Directorships:    Gerber Scientific Inc., Globecomm Systems, Inc. and K&F
                        Industries, Inc.

      Eric J. Zahler
                Age:    50
     Director Since:    February 2000
Business Experience:    Mr. Zahler is a member of the General Partners' Committee of
                        Globalstar. In addition, Mr. Zahler has been President and
                        Chief Operating Officer of Loral Space & Communications Ltd.
                        since February 2000. Prior to that, Mr. Zahler was Executive
                        Vice President of Loral Space & Communications Ltd. since
                        October 1999 and Senior Vice President, General Counsel and
                        Secretary of Loral Space & Communications Ltd. since
                        February 1998. Prior to that, he was Vice President, General
                        Counsel and Secretary of Loral Space & Communications Ltd.
                        since March 1996.
Other Directorships:    Loral CyberStar, Inc., Satelites Mexicanos, S.A. de C.V.

DIRECTOR COMPENSATION

     Directors are paid a fixed fee of $12,000 per year. Directors who are not officers of Globalstar, GTL or Loral are also paid $1,500 for personal attendance at each meeting. Audit Committee members are paid $2,000 per year and $1,000 per meeting.

     On May 10, 2000, Mr. Dwyre received options to purchase 43,800 shares of GTL common stock at an exercise price of $8.703 per share, and Messrs. Grierson, Hodes, Peett and Towbin each received options to purchase 120,000 shares of GTL common stock at an exercise price of $8.703 per share. On July 20, 2000, Mr. Simon received options to purchase 120,000 shares of GTL common stock at an exercise price of $8.703 per share.

     Globalstar has purchased insurance from the Reliance Insurance Company ("Reliance") insuring Globalstar against obligations it might incur as a result of its indemnification of its officers and directors for certain liabilities they might incur, and insuring such officers and directors for additional liabilities against which they might not be indemnified by Globalstar. Discussions are ongoing between Globalstar and Reliance to extend such insurance upon its scheduled expiration date.

     The following tables set forth information concerning the executive officers of GTL and Globalstar as of March 23, 2001.

EXECUTIVE OFFICERS OF GTL

                   NAME                     AGE                         POSITION
                   ----                     ---                         --------
Anthony J. Navarra........................  53    President
Jeanette Clonan...........................  52    Vice President -- Communications and Investor
                                                  Relations
Avi Katz..................................  42    Vice President and Secretary
Nicholas C. Moren.........................  54    Vice President and Treasurer
Harvey B. Rein............................  47    Vice President and Controller
Thomas B. Ross............................  71    Vice President -- Government Relations
Richard J. Townsend.......................  50    Vice President and Chief Financial Officer

EXECUTIVE OFFICERS OF GLOBALSTAR

                   NAME                     AGE                         POSITION
                   ----                     ---                         --------
Bernard L. Schwartz.......................  75    Chief Executive Officer
Anthony J. Navarra........................  53    President
Gloria Everett............................  57    Executive Vice President, Sales and Marketing
Megan Fitzgerald..........................  40    Senior Vice President, Operations
Joel Schindall............................  59    Senior Vice President, Engineering
Terry R. Evans............................  53    Senior Vice President, Business Development
William Adler.............................  55    Vice President, Legal and Regulatory Affairs
Robert A. Wiedeman........................  62    Vice President, Engineering
Daniel P. McEntee.........................  38    Vice President and Chief Financial Officer

     Mr. Navarra has been President of Globalstar since September 1999 and President of GTL since February 2000. Prior to that, Mr. Navarra was acting Chief Operating Officer of Globalstar since March 1999 and Executive Vice President of GTL since 1999. Mr. Navarra had been Vice President of GTL since 1995 and Executive Vice President, Strategic Development of Globalstar since March 1994.

     Mr. Adler has been Vice President of Legal and Regulatory Affairs of Globalstar since January 1996. He was a partner with Fleischman and Walsh, L.L.P. from May 1994 to November 1995, specializing in domestic and international telecommunications law, regulation legislation and policy. Prior to that, he was the Executive Director of Federal Regulatory Relations with Pacific Telesis Group.

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

     Mr. Moren has been Vice President and Treasurer of GTL since 1995. Mr. Moren has been Senior Vice President and Treasurer of Loral since February 1998 and Vice President and Treasurer of Loral since March 1996 and had been Vice President and Treasurer of Loral Corporation since April 1991.

     Mr. Rein has been Vice President and Controller of GTL since May 1996. Mr. Rein has been Vice President and Controller of Loral since April 1996 and had been Assistant Controller of Loral Corporation since 1985.

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

     Ms. Everett has been Executive Vice President, Sales and Marketing, of Globalstar since November 2000. Prior to that time, Ms. Everett was Executive Vice President, Operations, since June 2000, and Senior Vice President, Operations, since February 1998. Prior to that time, she was Vice President, Network Engineering and Operations, with AirTouch Communications.

     Ms. Fitzgerald has been Senior Vice President, Operations, of Globalstar since November 2000 and Vice President for Satellite Constellation Establishment since September 1997. Ms. Fitzgerald has been with Globalstar since June 1994.

     Dr. Schindall has been Senior Vice President of Engineering, for Globalstar since November 2000. Prior to that time, Dr. Schindall was Senior Vice President for Systems Development, since May 1997, and Vice President of Systems Applications for Globalstar since May 1994.

     Mr. Evans has been Senior Vice President, Business Development since June 2000. Prior to that time, Mr. Evans was Vice President, business Development since January 1996, and Vice President, Finance since July 1993.

     Mr. Wiedeman has been Vice President, Engineering, since April 2000. Prior to that time, Mr. Wiedeman was Vice President of Systems and Regulatory Engineering since March 1994.

     Mr. McEntee has been Vice President and Chief Financial Officer since July 2000. Prior to that time, Mr. McEntee was Vice President Market
Development -- New Territories since March 2000, and Director, Business Operations -- New Territories since October 1996. Mr. McEntee has also served as Manager, Finance for Globalstar since June 1992.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     GTL believes that during 2000 all reports for GTL's executive officers, directors and beneficial owners of more than 10% of the Company's common stock that were required to be filed under Section 16(a) of the Securities Exchange Act of 1934 were timely filed except for: (i) three reports were not timely filed by Thomas B. Ross to report purchases and sales of common stock by his wife; and (ii) three reports were not timely filed by A. Robert Towbin to reports sales of common stock by himself; sales of common stock by a trust account, to which beneficial ownership was disclaimed; and sales of common stock by The Global Foundation for Humanity, to which beneficial ownership was disclaimed.

ITEM 11.  EXECUTIVE COMPENSATION

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

     The salaries of the executive officers of GTL and Globalstar are borne by either Globalstar or Loral. Loral is solely responsible for the compensation of Messrs. Schwartz, Zahler and DeBlasio and the other officers of GTL who are also officers of Loral, and Loral does not receive any direct reimbursement from GTL or Globalstar for such compensation. This report discusses the executive compensation policies of Globalstar with respect to annual compensation, and of GTL with respect to long-term stock-based incentive compensation, for executive officers and other employees who receive compensation from Globalstar.

     The goals of Globalstar's and GTL's compensation program are to align compensation with business objectives and performance, and to enable Globalstar and GTL to retain its executive officers. Globalstar's and GTL's compensation policies are based upon performance and retention.

     The principal components of Globalstar's compensation program in 2000 consisted of a base salary and long-term incentive compensation using stock options. No incentive bonus for 2000 was paid. Instead, Globalstar has implemented a retention bonus program designed to retain its key employees as discussed below. In determining the amount and form of executive compensation, the Compensation Committee has considered the competitive market for senior executives, the executive's role in Globalstar's achieving its business objectives and performance.

ANNUAL COMPENSATION

     Base salaries for the named executive officers in the executive compensation chart (the "NEOs") have been set at competitive levels by the General Partners' Committee of Globalstar, in consultation with the Compensation Committee, giving due regard to individual performance and time in position.

LONG-TERM COMPENSATION

     It is the Compensation Committee's belief that shareholders' interests are best served by encouraging key employees to develop ownership interests in GTL. To that end, GTL has historically relied upon fair market value employee stock options granted in accordance with the provisions of its Stock Option Plan. In addition, in determining overall compensation, the Compensation Committee has also considered fair market value stock options granted by Loral. During 2000, 4,566,250 options were granted to employees under the Stock Option Plan, of which 717,500 were granted to NEOs.

     Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), limits to $1 million the amount of compensation deductible by a public company paid to its chief executive officer and each of its four next most highly compensated executive officers. Because none of the NEOs has compensation from Globalstar or GTL in excess of $1 million, Globalstar has not yet formulated a policy with respect to the deduction limitations of Section 162(m) of the Code.

RETENTION BONUS PROGRAM

     Globalstar has retained The Blackstone Group as its financial advisor to assist in evaluating its business plan and developing initiatives, including restructuring its debt, identifying funding opportunities and pursuing other strategic alternatives. The Compensation Committee understands the importance of retaining Globalstar's existing talent during the restructuring. As a result, the General Partners' Committee of Globalstar, in consultation with the Compensation Committee, has implemented a retention bonus program to recognize key employees' past contributions to Globalstar, as well as their continued service during this critical period. Under this program, bonuses totaling $6.1 million have been awarded to key employees of Globalstar, including $1.3 million to the NEOs.

     The report of the Compensation Committee set forth above shall not be deemed incorporated by reference by any general statements incorporating by reference this report into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent it shall be specifically incorporated and shall not otherwise be deemed filed under such acts.

                                          MEMBERS OF THE COMPENSATION COMMITTEE
                                            Sir Ronald Grierson
                                            A. Robert Towbin

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     None of the members of the Compensation Committee are present or former officers or employees of Globalstar or GTL or their respective subsidiaries. Sir Ronald and Mr. Towbin serve as members of Globalstar's General Partners' Committee. Sir Ronald Grierson is a consultant to and the Chairman of the European Advisory Board of The Blackstone Group, which has been retained by Globalstar as a financial advisor. Mr. Towbin is Co-Chairman of C.E. Unterberg, Towbin, which has provided advisory, investment banking and underwriting services to Globalstar and GTL.

EXECUTIVE COMPENSATION

     The following table summarizes the compensation paid to the five most highly compensated executive officers of GTL and Globalstar who receive compensation from Globalstar.

                                                                              LONG TERM
                                             ANNUAL COMPENSATION             COMPENSATION
                                    --------------------------------------   ------------
                                                                              SECURITIES
                                                                OTHER         UNDERLYING
NAME AND                                                       ANNUAL           STOCK          ALL OTHER
PRINCIPAL POSITION(A)        YEAR   SALARY(B)   BONUS(C)   COMPENSATION(D)    OPTIONS(E)    COMPENSATION(F)
---------------------        ----   ---------   --------   ---------------   ------------   ---------------
Anthony J. Navarra.........  2000   $293,269          --            --         143,700          $10,548
  President of Globalstar    1999   $256,792    $160,000            --         175,000          $ 5,760
  and GTL                    1998   $227,928    $120,000            --           6,300          $25,664

Gloria Everett.............  2000   $260,499          --       $50,000         175,000          $ 5,722
  Executive Vice
     President --            1999   $235,920    $ 90,000       $50,000         137,500               --
  Sales and Marketing        1998   $198,846    $ 74,000       $50,000          37,500               --
  of Globalstar

Robert A. Wiedeman.........  2000   $153,900    $159,000            --          76,300          $ 5,540
  Vice President --          1999   $143,158    $156,500            --          45,000          $ 5,154
  Engineering of Globalstar  1998   $136,010    $112,000            --          16,300          $ 4,896

Joel Schindall.............  2000   $194,227          --            --         167,500          $ 5,899
  Senior Vice President --   1999   $182,518    $ 88,000            --         130,000          $ 5,760
  Engineering of Globalstar  1998   $175,897    $ 70,000            --          17,500          $16,357

Megan Fitzgerald...........  2000   $175,865          --            --         155,000          $ 5,998
  Senior Vice President --   1999   $153,235    $ 80,000            --         135,000          $ 5,517
  Operations of Globalstar   1998   $126,891    $ 65,000                        12,000          $ 4,568

---------------
(a) Bernard L. Schwartz is Chief Executive Officer of Globalstar. For 2000, Mr. Schwartz received no cash compensation or other compensation from Globalstar or GTL except for a director's fee of $12,000 and stock option grants on January 31, 2000 for 75,000 shares at $31.4063 per share and on May 10, 2000 for 75,000 shares at $8.7031 per share, and is therefore, omitted from this table.

(b) For 1998, for Ms. Everett's, amount reflects the actual salary earned from the commencement of employment, February 2, 1998 to December 31, 1998, not the annual base salary of $220,000.

(c) Reflects bonuses earned for each of the respective fiscal years; these bonuses, however, were paid in the subsequent year. Exclusive of patent and achievement bonuses, there were no management bonuses earned in the fiscal year 2000. Amounts shown for Mr. Wiedeman also included patent and achievement bonuses totaling $159,000, $91,500 and $52,000 for 2000, 1999 and 1998, respectively. Amounts shown for Dr. Schindall also included the payment of a $3,000 patent bonus during 1999.

(d) Consists of signing bonuses paid to Ms. Everett in the amount of $50,000 for 2000, 1999 and 1998.

(e) Does not include a grant made on December 1999 by Loral Space & Communications Ltd. to Mr. Navarra of stock options to acquire 30,000 shares of Loral common stock at an exercise price of $16.00 per share.

(f) Includes company matching contributions to the Savings Plan. In addition, the 1998 amounts include a payout of unused vacation time of $19,904 and $10,597 to Mr. Navarra and Dr. Schindall, respectively.

OTHER COMPENSATION ARRANGEMENTS

     In the first quarter of 2001, Globalstar implemented a retention bonus program to retain its executives and key employees. Under this program, bonuses totaling $6.1 million were awarded to key employees, including $1.3 million to the NEO's. These retention bonuses generally vest in three installments: 20% on March 30, 2001, 30% on June 30, 2001 and 50% on December 31, 2001 (in the case of Mr. Navarra, 100% vests on March 1, 2002) or at the completion of the restructuring process, whichever occurs first. If the employee chooses to voluntarily terminate their employment with Globalstar prior to a payment date, the employee will not be eligible for any portion of the incentive retention bonus not yet paid. However, if Globalstar terminates the employee for reasons other than for cause before a payment date, Globalstar will pay the employee the balance of the retention bonus then due to such employee.

OPTION GRANTS TABLE

  Option Grants In Last Fiscal Year

                            NUMBER OF      % OF TOTAL
                            SECURITIES      OPTIONS
                            UNDERLYING     GRANTED TO     EXERCISE OR
                             OPTIONS      EMPLOYEES IN    BASE PRICE                           GRANT DATE
NAME                        GRANTED(A)    FISCAL YEAR     (PER SHARE)    EXPIRATION DATE    PRESENT VALUE(B)
----                        ----------    ------------    -----------    ---------------    ----------------
Anthony J. Navarra......     143,700          3.15%         $8.7031        05/10/2010          $1,000,008
Gloria Everett..........     175,000          3.83%         $8.7031        05/10/2010          $1,217,825
Robert Wiedeman.........      76,300          1.67%         $8.7031        05/10/2010          $  530,972
Joel Schindall..........     167,500          3.67%         $8.7031        05/10/2010          $1,165,633
Megan Fitzgerald........     155,000          3.39%         $8.7031        05/10/2010          $1,078,645

---------------
(a) The option vests in thirds over a three-year period commencing one year from the date of grant.

(b) The Black-Scholes model of option valuation was used to determine grant date present value. GTL does not advocate or necessarily agree that the Black-Scholes model can properly determine the value of an option. The present value calculation is based on a ten-year option term, a risk-free interest rate assumption of 5.5%, stock volatility of 70% over a ten-year period and a dividend rate of $0 per share. However, there were no adjustments made for non-transferability or risk of forfeiture. The actual value realized, if any, will depend on the amount by which the stock price at the time of exercise exceeds the exercise price. There is no assurance that the amount estimated by the Black-Scholes model will be realized.

OPTION EXERCISES AND YEAR-END VALUE TABLE

  Aggregated Option Exercises in 2000 and Year-End Option Values

                                                             NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                         NUMBER OF                          UNDERLYING UNEXERCISED           IN-THE-MONEY OPTIONS
                          SHARES                          OPTIONS AT FISCAL YEAR-END        AT FISCAL YEAR END(A)
                        ACQUIRED ON       REALIZED       ----------------------------    ----------------------------
NAME                     EXERCISE          VALUE         EXERCISABLE    UNEXERSICABLE    EXERCISABLE    UNEXERCISABLE
----                    -----------    --------------    -----------    -------------    -----------    -------------
Anthony J. Navarra....      --              --             64,075          335,925            0               0
Gloria Everett........      --              --              9,375          340,625            0               0
Robert Wiedeman.......      --              --             41,575          141,025            0               0
Joel Schindall........      --              --             19,175          320,625            0               0
Megan Fitzgerald......      --              --             15,000          303,000            0               0

---------------
(a) Market value of underlying securities at year-end, minus the exercise price.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table shows, based upon filings made with GTL, certain information concerning persons who may be deemed beneficial owners of 5% or more of the outstanding shares of its common stock because they possessed or shared voting or investing power with respect to the shares of GTL's common stock:

                                                              AMOUNT AND NATURE OF    PERCENT OF
NAME AND ADDRESS                                              BENEFICIAL OWNERSHIP     CLASS(1)
----------------                                              --------------------    ----------
Loral Space & Communications Ltd............................       9,902,995(2)(3)       14.2%
  c/o Loral SpaceCom Corporation
  600 Third Avenue
  New York, New York 10016
Private Capital Management, Inc.............................       9,697,091(4)           8.9%
  3003 Tamiami Trail North
  Naples, Florida 33940

---------------
(1) Percent of class refers to percentage of class beneficially owned as the term beneficial ownership is defined in Rule 13d-3 under the Securities Exchange Act of 1934 and is based upon the number of shares of GTL common stock outstanding as of March 15, 2001.

(2) This information is as of March 15, 2001 and includes 6,449,865 shares of common stock issuable upon the conversion of GTL's 8% Convertible Redeemable Preferred Stock due 2011 held by Loral.

(3) Of such amount, 1,568,000 shares represent shares of common stock subject to options granted by Loral to certain of its executive officers and directors.

(4) A Schedule 13G filed by Private Capital Management, Inc. ("Private Capital") and certain of its affiliated persons with the Securities and Exchange Commission on February 15, 2001 reported that as of December 31, 2000, Private Capital beneficially owned 9,697,091 shares of GTL's common stock. Of such shares, Private Capital reported sole voting power over 50,000 shares, shared voting power over 9,647,091 shares, sole investment power over 50,000 shares and shared investment power over 9,647,091 shares.

     The following table presents the number of shares of GTL common stock beneficially owned by the directors and nominees, the NEOs and all directors, nominees, NEOs and other executive officers as a group on March 15, 2001. Individuals have sole voting and investment power over the stock unless otherwise indicated in the footnotes.

                                                               AMOUNT AND NATURE OF      PERCENT OF
NAME OF INDIVIDUAL                                            BENEFICIAL OWNERSHIP(1)      CLASS
------------------                                            -----------------------    ----------
Bernard L. Schwartz.........................................         1,707,604(2)           1.6%
Michael P. DeBlasio.........................................            86,332(3)             *
Douglas G. Dwyre............................................            94,742(4)             *
Gloria Everett..............................................            86,059(5)             *
Megan Fitzgerald............................................            77,639(6)             *
Sir Ronald Grierson.........................................           124,996(7)             *
Robert B. Hodes.............................................           194,448(7)             *
Anthony J. Navarra..........................................           127,748(8)             *
E. John Peett...............................................           139,996(9)             *
Joel Schindall..............................................            84,654(10)            *
Arthur L. Simon.............................................            85,000(11)            *
Michael B. Targoff..........................................             1,000                *
A. Robert Towbin............................................           109,996(7)             *

                                                               AMOUNT AND NATURE OF      PERCENT OF
NAME OF INDIVIDUAL                                            BENEFICIAL OWNERSHIP(1)      CLASS
------------------                                            -----------------------    ----------
Robert Wiedeman.............................................            76,266(12)            *
Eric J. Zahler..............................................           154,676(13)            *
ALL DIRECTORS, NEOS AND OTHER EXECUTIVE OFFICERS AS A GROUP
  (21 PERSONS)..............................................         3,413,623(14)          3.1%

---------------
  *  Represents holdings of less than one percent.

 (1) Includes shares which, as of March 15, 2001, may be acquired within sixty days upon the exercise of options granted by Loral: 560,000 to Mr. Schwartz, 60,000 to Mr. DeBlasio, 80,000 to Mr. Hodes, 80,000 to Mr. Simon, 100,000 to Mr. Zahler and 988,000 to all directors and executive officers as a group.

 (2) Includes 150,000 shares exercisable under GTL's option plan.

 (3) Includes 18,331 shares exercisable under GTL's stock option plan.

 (4) Includes 94,298 shares exercisable under GTL's stock option plan.

 (5) Includes 80,827 shares exercisable under GTL's stock option plan and 4,232 shares held in GTL's Savings Plan.

 (6) Includes 73,661 shares exercisable under GTL's stock option plan and 3,534 shares held in GTL's Savings Plan.

 (7) Includes 109,996 shares exercisable under GTL's stock option plan.

 (8) Includes 119,470 shares exercisable under GTL's stock option plan and 3,826 shares held in GTL's Savings Plan.

 (9) Includes 139,996 shares exercisable under GTL's stock option plan.

(10) Includes 81,252 shares exercisable under GTL's stock option plan and 3,302 shares held in GTL's Savings Plan.

(11) Includes 4,250 shares held in an IRA account and 750 shares held in Mrs. Simon's IRA account.

(12) Includes 72,005 shares exercisable under GTL's stock option plan and 3,261 shares held in GTL's Savings Plan.

(13) Includes 4,452 shares held in a Keogh Account and 3,560 shares held by minor children and 26,664 shares exercisable under GTL's stock option plan.

(14) Includes 1,330,496 shares exercisable under GTL's stock option plan and 18,155 shares held in GTL's Savings Plan.

STOCK PERFORMANCE GRAPH

     The graph below compares the monthly change in cumulative total return, including reinvestment of dividends, of GTL common stock with the cumulative total return of the NASDAQ Composite Stock Index and the NASDAQ Telecommunications Index, from February 14, 1995, the date on which GTL's common stock was first listed on the NASDAQ National Market, through March 15, 2001, assuming an investment of $100 in GTL's common stock and each index.

                     COMPARISON OF CUMULATIVE TOTAL RETURN

                                                       GLOBALSTAR                NASDAQ TELECOMM            NASDAQ COMPOSITE
                                                       ----------                ---------------            ----------------
Feb 95                                                   100.00                      100.00                      100.00
Jun 95                                                    74.00                      108.00                      118.00
Dec 95                                                   206.00                      126.00                      134.00
Jun 96                                                   246.00                      136.00                      150.00
Dec 96                                                   350.00                      131.00                      164.00
Jun 97                                                   340.00                      151.00                      185.00
Dec 97                                                   546.00                      186.00                      201.00
Jun 98                                                   600.00                      250.00                      243.00
Dec 98                                                   447.00                      304.00                      282.00
Jun 99                                                   515.00                      397.00                      346.00
Dec 99                                                   978.00                      616.00                      525.00
Jun 00                                                   200.00                      528.00                      512.00
Dec 00                                                    20.00                      281.00                      319.00
Mar 01                                                    13.00                      214.00                      250.00

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SS/L AGREEMENT AND SUBCONTRACTS

     Space Systems/Loral, Inc. ("SS/L"), which is an affiliate of Globalstar and a wholly-owned subsidiary of Loral, entered into a contract with Globalstar to design, manufacture, test and launch 56 satellites. The price of the contract consisted of three parts, the first for non-recurring work at a price not to exceed $117.1 million, the second for recurring work at a fixed price of $15.6 million per satellite (including certain performance incentives of up to approximately $1.9 million per satellite) and the third for launch services and insurance. In addition, Globalstar purchased from SS/L eight additional satellites at a cost of $180 million.

     Globalstar has also agreed to purchase from SS/L eight spare satellites for $148 million (including performance incentives of up to $16 million). As of December 31, 2000, costs of $138 million (including a portion of the performance incentives) have been recognized for these spare satellites. Globalstar has secured from SS/L twelve-month call up orders for two additional Delta launch vehicles. The total value future commitment for these launch vehicles is $89.5 million plus escalation of 3% per year. If these launch vehicles are not used by the end of 2003, Globalstar will incur a termination charge of $18.6 million.

     Globalstar has granted SS/L an irrevocable, royalty-free, non-exclusive license to use certain intellectual property expressly developed in connection with the SS/L agreement provided that SS/L will not use, or permit others to use, such license for the purpose of engaging in any business activity that would be in material competition with Globalstar. Globalstar has similarly agreed that it will not license such intellectual property if it will be used for the purpose of designing or building satellites that would be in competition with SS/L.

     SS/L has provided $344 million of billings deferred under its construction contracts with Globalstar, comprised of: $120 million of orbital incentives, of which $44 million was repaid by Globalstar in 1999, $60 million was repaid in 2000 and $8 million is scheduled to be repaid in 2001; $90 million of vendor financing which bears interest at LIBOR plus 3% and is repayable over five years commencing in 2001; and $134 million of non-interest bearing vendor financing due over five years in equal monthly installments, commencing in 2000.

QUALCOMM AGREEMENT

     Globalstar and QUALCOMM Incorporated have entered into an agreement providing for the design, development, manufacture, installation, testing and maintenance by QUALCOMM of four gateways, two ground operations control centers ("GOCC") and 300 pre-production subscriber terminals (the "QUALCOMM Segment"). The contract provides for reimbursement to QUALCOMM, subject to a cap for certain joint development efforts, for contract costs incurred, plus a 12% fee thereon. As of December 31, 2000, costs billed under this arrangement, before giving effect to contract payment deferrals were approximately $1.2 billion and the efforts required to commence service were substantially complete. Remaining activities under this contract are comprised of maintenance efforts and further expenditures on system software for the improvement of system functionality beyond that planned for the start of service.

     Except for the intellectual property contained in certain software relating to the public switched telephone networks and the GOCCs (excluding any software or technical data contained in QUALCOMM's CDMA technology) which will be owned by Globalstar, QUALCOMM retains all intellectual property in the QUALCOMM Segment. However, QUALCOMM has granted Globalstar a license to use its CDMA technology for mobile satellite service commercial applications.

     Globalstar has granted to QUALCOMM an irrevocable, non-exclusive, worldwide perpetual license to intellectual property owned by Globalstar in the QUALCOMM Segment and developed pursuant to the QUALCOMM agreement. QUALCOMM may, pursuant to such grant, use the intellectual property for applications other than the Globalstar system provided that QUALCOMM may not for a period of three years after its withdrawal as a strategic partner or prior to the third anniversary of the full constellation date, whichever is earlier, engage in any business activity that would be in competition with the Globalstar system. The grant of intellectual property to QUALCOMM described above is generally royalty free. QUALCOMM will be required to pay a 3% royalty fee on such intellectual property.

     QUALCOMM is the only manufacturer of gateways to Globalstar's service providers. QUALCOMM has granted a license to manufacture Globalstar phones to each of Ericsson and Telit.

     Globalstar will receive a payment of approximately $400,000 on each installed gateway sold to a Globalstar service provider. Globalstar will also receive up to $10 on each Globalstar phone, which will be payable until Globalstar's funding of that design has been recovered.

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of accrued interest as of May 2000) with QUALCOMM that replaced the previous $100 million vendor financing agreement. The original terms provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans under Globalstar's $500 million credit facility. See "Overview" and "Liquidity and Capital Resources" for a discussion of the recent "event of default" under QUALCOMM's vendor financing facility. As of December 31, 2000, $550.7 million was outstanding under this facility (including $50.7 million of accrued interest). In connection with this agreement, QUALCOMM received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate one partnership interest for four shares of GTL common stock. Fifty percent of the warrants vested on the closing date, twenty five percent vested on September 1, 2000, and the remaining twenty five percent will vest on September 1, 2001. The warrants will expire in 2007.

GATEWAY AND USER TERMINALS PROGRAMS

     QUALCOMM executed the initial Globalstar gateway design work under its original development contract with Globalstar. In 1997, in order to accelerate the deployment of gateways around the world, Globalstar agreed to help finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. The contracts for the 38 gateways aggregate approximately $345 million. Ericsson, QUALCOMM and Telit are in the process of manufacturing approximately 300,000 handheld and fixed user terminals under contracts totaling $375 million from Globalstar and its service providers. Globalstar has agreed to finance approximately $151 million of the cost of handheld and fixed user terminals. Globalstar recoups such costs upon acceptance by the service providers of the gateways and user terminals.

SUPPORT AND CONSULTING AGREEMENTS

     Globalstar has entered into agreements with certain limited partners for approximately $6.9 million, under which Globalstar will provide for the integration and testing of the Globalstar System at certain of the partners' gateways.

     Globalstar has entered into consulting agreements with certain limited partners. Costs incurred under these arrangements for the year ended December 31, 2000 were approximately $1,050,000.

SERVICE PROVIDER AGREEMENTS

     Partners of Globalstar or affiliates thereof have entered into service provider agreements with Globalstar granting them the right to provide Globalstar service to users in designated countries as long as specified minimum levels of subscribers are met. These service providers receive certain discounts from Globalstar's expected pricing generally over a five-year period. A number of Globalstar service providers have committed to pre-purchase discount minutes of use, amounting to approximately $15.3 million in pre-committed gross revenue ($11.5 million net of 25% discount), of which $8.8 million had been received as of December 31, 2000. Of the prepaid committed revenue, $1.0 million has been recognized as of December 31, 2000.

OMNITRACS SERVICES AGREEMENT

     Globalstar has granted QUALCOMM the worldwide exclusive right to utilize the Globalstar System to provide OmniTRACS-like services, including certain data-messaging and position-determination services offered by QUALCOMM, primarily to fleets of motor vehicles and rail cars and/or vessels and supervisory control and data acquisition services. QUALCOMM will utilize the Globalstar System in particular territories to provide its OmniTRACS-like services if the Globalstar service provider in such region or country offers pricing that is the most favorable rate charged by it for a comparable service and that is at least as favorable as the pricing then charged to QUALCOMM for geostationary satellite capacity in the United States. In the event QUALCOMM and the service provider fail to reach an agreement with respect to such access, Globalstar has agreed to provide QUALCOMM with access to the Globalstar System at a rate to be agreed upon. To the extent consistent with QUALCOMM's prior commitments, QUALCOMM has also agreed to offer each Globalstar service provider certain rights of first refusal to participate with QUALCOMM in the provision of OmniTRACS-like services using the Globalstar system in the service provider's territory.

$250 MILLION CREDIT FACILITY

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank became due, and was thereupon repaid in full by its guarantors, including Lockheed Martin Corporation ("Lockheed Martin"), QUALCOMM, DASA and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements entered into in 1996, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, QUALCOMM, SS/L and DASA, respectively. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3%.

     On June 30, 2000, Loral paid $56.3 million on a net basis to Lockheed Martin in satisfaction of its obligation to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of Globalstar's $250 million credit facility. Accordingly, Loral is entitled to receive notes in respect thereof.

     Lockheed Martin, however, has rejected the notes it received and is instead asking Globalstar to issue new securities with additional rights and enhanced value, without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements. If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated the court would agree with Globalstar's interpretation of the agreements. Moreover, if as a result of this dispute, a holder of Globalstar public bonds claimed a cross default under the applicable indentures, and a court ruled against Globalstar, the final maturity date of the bonds would be accelerated. Globalstar believes, however, that a court would agree with its interpretation of the relevant agreements.

$500 MILLION CREDIT AGREEMENT

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a $100 million three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B"). The creditors' interests under the credit facility were purchased by a wholly owned subsidiary of Loral on November 17, 2000, which had previously guaranteed the facility. As of December 31, 2000, all amounts under the $500 million credit agreement were drawn. See "Overview" and "Liquidity and Capital Resources" for a discussion of the recent "event of default" under the $500 Million Credit Agreement. The following table presents the repayment schedule for Term Loan A, Term Loan B and the Revolver as per the original terms of the agreement. These amounts have been included in current liabilities (in thousands):

                                               TERM        TERM
                                              LOAN A      LOAN B     REVOLVER
                                             --------    --------    --------
2001.......................................  $ 50,000    $  6,000    $     --
2002.......................................    50,000      45,000     100,000
2003.......................................        --     249,000          --
                                             --------    --------    --------
Total payments.............................  $100,000    $300,000    $100,000
                                             ========    ========    ========

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

     In consideration for the guarantee by Loral in 1999, Loral and certain Loral subsidiaries received warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests, valued at $141.1 million, (equivalent to approximately 13.8 million shares of common stock of GTL) at an exercise price of $91.00 per partnership interest (equivalent to $22.75 per share of GTL common stock). Fifty percent of the warrants vested in February 2000 and an additional 25% vested in August 2000. The outstanding warrants expire in 2006. Globalstar may call the warrants after August 5, 2001 if the market price of GTL common stock exceeds $45.50 for a defined period.

PARTNERS SUBSCRIPTION

     On September 29, 2000, Globalstar's founding partners, Loral, Vodafone, QUALCOMM, Elsacom and TE.SA.M, purchased an aggregate of 5.2 million shares of common stock of GTL for $56 million. GTL used the proceeds from the sales to purchase 1,295,360 ordinary partnership interests in Globalstar.

GLOBALSTAR MANAGING PARTNER'S ALLOCATION AND DISTRIBUTION

     Starting with commencement of service by Globalstar and upon receipt of revenue, LQP, the general partner of LQSS, will receive a managing partner's allocation equal to 2.5% of Globalstar's revenues up to $500 million plus 3.5% of revenues in excess of $500 million. Loral and QUALCOMM ultimately will receive 80% and 20% of such distribution, respectively. Should Globalstar incur a net loss in any year following commencement of operations, the distribution for that year will be reduced by 50% and Globalstar will be reimbursed for managing partner's allocations, if any, made in any prior quarter of such year, sufficient to reduce the managing partner's allocation for such year by 50%. Any managing partner's allocation may be deferred (with interest at 4% annum) in any quarter in which Globalstar would report negative cash flow from operations if the managing partner's allocation were made. As of December 31, 2000, the managing partners' allocation of $28,000 has been deferred.

     LQSS has a right to a preferred allocation of gross operating revenue until such allocated revenue cumulatively equals LQSS's distributions payable (whether or not deferred for a shortfall in cash flow from operations). To the extent that distributions exceed such allocated profit, they will be charged against LQSS's capital account and will not be allocated among the Globalstar partners as a Globalstar expense.

JOINT VENTURES

     Subsidiaries of Loral have formed joint ventures with partners which have executed service provider agreements granting the joint ventures the exclusive rights to provide Globalstar System services to users in Brazil, Canada, Mexico and Russia, as long as specified minimum levels of subscribers are met. Certain Globalstar service providers, including Loral, receive specified discounts from Globalstar's expected pricing schedule generally over a five-year period.

SERVICES

     Mr. Robert B. Hodes, a director of GTL, is counsel to the law firm of Willkie Farr & Gallagher, which has in the past provided legal service to Globalstar and GTL. Mr. A. Robert Towbin, a director of GTL, is a co-chairman of the investment banking firm of C.E. Unterberg, Towbin, which has provided advisory, investment banking and underwriting services to Globalstar and GTL.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements

                                                              PAGE
                                                              ----
Index to Financial Statements...............................   F-1
Globalstar Telecommunications Limited (A General Partner of
  Globalstar, L.P.)
  Independent Auditors' Report..............................   F-2
  Balance Sheets............................................   F-3
  Statements of Operations..................................   F-4
  Statements of Shareholders' Equity........................   F-5
  Statements of Cash Flows..................................   F-6
  Notes to Financial Statements.............................   F-7
Globalstar, L.P.
  Independent Auditors' Report..............................  F-16
  Consolidated Balance Sheets...............................  F-17
  Consolidated Statements of Operations.....................  F-18
  Consolidated Statements of Ordinary Partners' Capital and
     Subscriptions Receivable...............................  F-19
  Consolidated Statements of Cash Flows.....................  F-20
  Notes to Consolidated Financial Statements................  F-21
Globalstar Capital Corporation (a Wholly-Owned Subsidiary of
  Globalstar, L.P.).........................................     *
  Independent Auditors' Report Balance Sheets...............     *
  Notes to Balance Sheets...................................     *
Loral/QUALCOMM Satellite Services, L.P. (a General Partner
  of Globalstar, L.P.)......................................    **
  Independent Auditors' Report Balance Sheets...............    **
  Notes to Balance Sheets...................................    **

---------------
 * Filed as Exhibit 99.1

** Filed as Exhibit 99.2

(A) 3. EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTIONS OF EXHIBIT
-------                    -----------------------
 3.1     Memorandum of Association of Globalstar Telecommunications
         Limited(1)
 3.2     Bye-Laws of Globalstar Telecommunications Limited, as
         amended, and including Schedule III annexed there to
         regarding the 8% Series A Convertible Redeemable Preferred
         Shares due 2011(10)
 3.3     Schedule IV to the Bye-laws of Globalstar Telecommunications
         Limited regarding the 9% Series B Convertible Redeemable
         Preferred Shares due 2001(11)
 4.1     Indenture dated as of February 15, 1997 relating to
         Globalstar's and Globalstar Capital Corporation's 11 3/8%
         Senior Notes due 2004(2)
 4.2     Indenture dated as of June 1, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4% Senior Notes
         due 2004(3)
 4.3     Indenture dated as of October 15, 1997 relating to
         Globalstar's and Globalstar Capital Corporation's 10 3/4%
         Senior Notes due 2004(4)
 4.4     Indenture dated as of May 20, 1998 relating to Globalstar's and Globalstar Capital Corporation's 11 1/2% Senior Notes
         due 2005(5)
 4.5     Form of note issued to guarantors of Globalstar's $250
         million credit facility(14)
10.1     Amended and Restated Agreement of Limited Partnership of
         Globalstar L.P., dated as of January 26, 1999, among
         Loral/QUALCOMM Satellite Services, L.P., Globalstar
         Telecommunications Limited, AirTouch Satellite Services,
         Inc., Dacom Corporation, Dacom International, Inc., Hyundai
         Corporation, Hyundai Electronics Industries Co., Ltd.,
         Loral/DASA Globalstar, L.P., Loral Space & Communications
         Ltd., San Giorgio S.p.A., Telesat Limited, TE. SA. M., and
         Vodafone Satellite Services Limited(10)
10.1.2   Amendment dated as of December 8, 1999 to the Amended and
         Restated Agreement of Limited Partnership of Globalstar,
         L.P.(11)
10.1.3   Amendment dated as of February 1, 2000 to the Amended and
         Restated Agreement of Limited Partnership of Globalstar,
         L.P.(13)
10.2     Subscription Agreements by and between Globalstar, L.P., and each of AirTouch Communications, Alcatel Spacecom, Loral
         General Partner, Inc., Hyundai/Dacom and Vodastar Limited(1)
10.3     Subscription Agreement by and between Globalstar, L.P. and
         Loral/QUALCOMM Satellite Services, L.P.(1)
10.4     Subscription Agreement by and between Globalstar, L.P. and
         Finmeccanica S.p.A.(1)
10.5     Subscription Agreement by and between Globalstar, L.P. and
         China Telecommunications Broadcast Satellite Corporation(10)
10.6     Form of Service Provider Agreements by and between
         Globalstar, L.P. and each of AirTouch Satellite Services,
         Inc., Finmeccanica S.p.A., Loral Globalstar, L.P.,
         Loral/DASA Globalstar, L.P., Hyundai/Dacom, TE. SA. M., and
         Vodastar Limited(1)
10.7     Development Agreement by and between QUALCOMM Incorporated and Globalstar, L.P.(1)
10.8     Contract between Globalstar, L.P. and Space Systems/Loral,
         Inc.(1)
10.9     Contract for the Development of Certain Portions of the
         Ground Operations Control Center between Globalstar and
         Loral Western Development Laboratories(1)
10.10    Contract for the Development of Satellite Orbital Operations
         Centers between Globalstar and Loral Aerosys, a division of
         Loral Aerospace Corporation(1)
10.11    1994 Stock Option Plan(6)+
10.12    Amendment to 1994 Stock Option Plan(7)+

EXHIBIT
NUMBER                     DESCRIPTIONS OF EXHIBIT
-------                    -----------------------
10.12.2  Amendment No. 2 to 1994 Stock Option Plan.(13)+
10.13    Revolving Credit Agreement dated as of December 15, 1995, as amended on March 25, 1996, among Globalstar, certain banks parties thereto and Chemical Bank, as Administrative
         Agent(2)
10.14    Second Amendment to Revolving Credit Agreement dated July
         31, 1997 among Globalstar, certain banks parties thereto and
         The Chase Manhattan Bank, as Administrative Agent(4)
10.15    Third Amendment to Revolving Credit Agreement dated as of
         October 15, 1997 among Globalstar, certain banks parties
         thereto and The Chase Manhattan Bank, as Administrative
         Agent(4)
10.16    Fourth Amendment to Revolving Credit Agreement dated as of
         November 13, 1998 among Globalstar, certain banks parties
         thereto and The Chase Manhattan Bank, as Administrative
         Agent(10)
10.17    Exchange and Registration Rights Agreement, dated as of
         December 31, 1994, among Globalstar, L.P. and AirTouch
         Satellite Services, Inc., Finmeccanica S.p.A., Loral
         Globalstar, L.P., Loral/DASA Globalstar, L.P.,
         Hyundai/Dacom, TE. SA. M., and Vodastar Limited(1)
10.18    Amendment to the Exchange and Registration Rights Agreement,
         dated as of April 8, 1998, among Globalstar, L.P.,
         Globalstar Telecommunications Limited and Telesat
         Limited(10)
10.19    Warrant Agreement dated as of February 19, 1997 relating to
         Warrants to purchase 4,129,000 shares of Common Stock of
         Globalstar Telecommunications Limited(2)
10.20    Registration Rights Agreement dated February 19, 1997
         relating to Globalstar's 11 3/8% Senior Notes due 2004 and the Company's Warrants to purchase 4,129,000 shares of
         Common Stock issued in connection therewith(2)
10.21    Registration Rights Agreement dated June 13, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4%
         Senior Notes due 2004(3)
10.22    Registration Rights Agreement dated October 29, 1997
         relating to Globalstar's and Globalstar Capital
         Corporation's 10 3/4% Senior Notes due 2004(4)
10.23    Registration Rights Agreement dated May 20, 1998 relating to
         Globalstar's and Globalstar Capital Corporation's 11 1/2%
         Senior Notes due 2005(5)
10.24    Registration Rights Agreement dated as of July 6, 1998
         relating to 8,400,000 shares of Common Stock by and among
         Globalstar Telecommunications Limited, Loral Space &
         Communications Ltd., Quantum Partners LDC, Quasar Strategic
         Partners LDC and Quantum Industrial Partners LDC.(8)
10.25    Exchange Agreement dated as of September 28, 1998 relating to 717,600 shares of Common Stock by and between Loral Space
         & Communications Ltd., DACOM Corporation and DACOM
         International, Inc.(9)
10.26    Registration Rights Agreement dated as of January 26, 1999 relating to the Company's 8% Convertible Redeemable
         Preferred Stock(10)
10.27    Credit Agreement dated August 5, 1999 among Globalstar,
         L.P., Bank of America, National Association, as
         Administration Agent, Banc of America Securities LLC, as
         Sole Lead Arranger and Sole Book Manager, Credit Lyonnais,
         New York Branch, as Syndication Agent and Lehman Commercial
         Paper Inc., as Documentation Agent(12)
10.28    Registration Rights Agreement dated December 8, 1999
         relating to GTL's 9% Series B Preferred Stock due 2011(11)
10.29    Fee Agreement dated as of April 19, 1996 by and among
         Globalstar, Globalstar Telecommunications Limited, Loral
         Corporation, Loral Space & Communications Ltd., QUALCOMM
         Limited Partner, Inc., Space Systems/Loral, Inc. and DASA
         Globalstar Limited Partner, Inc.(14)

EXHIBIT
NUMBER                     DESCRIPTIONS OF EXHIBIT
-------                    -----------------------
10.30    Intercreditor Agreement dated as of April 19, 1996 by and
         among Globalstar, Globalstar Telecommunications Limited,
         Loral Corportation, Loral Space & Communications Ltd.,
         QUALCOMM Limited Partner, Inc., Space Systems/Loral, Inc,
         Inc. and DASA Globalstar Limited Partner, Inc.(14)
10.31    Waiver and Amendment dated as of June 30, 2000 to the Credit
         Agreement, dated as of August 5, 2000 by and among
         Globalstar, Bank of America, National Association, as
         administrative agent, and the several banks and other
         financial institutions from time to time thereto.(14)
10.32    Forbearance and Waiver Agreement dated as of June 30, 2000 between Globalstar and QUALCOMM Incorporated.(14)
10.33    Purchase Agreement dated as of September 18, 2000 among
         Globalstar Telecommunications Limited, Globalstar, L.P. and
         Bear Sterns International Limited.(15)
10.34    Subscription Agreement dated September 22, 2000 between
         Globalstar Telecommunications Limited and Loral Space &
         Communications Ltd.(16)
10.35    Assignment, Amendment and Release Agreement dated as of
         November 17, 2000 by and among the lenders parties to the
         Globalstar Credit Agreement, Loral Satellite, Inc., Loral
         Satcom Ltd., Loral Space & Communications Ltd., Loral Space
         & Communications Corporation, Globalstar, L.P. and Bank of
         America, National Association.(17)
10.36    Form of Incentive Retention Agreement+*
12       Statement Regarding Computation of Ratios*
21       List of Subsidiaries of the Registrant*
23       Consent of Deloitte & Touche LLP*
99.1     Financial Statements for Globalstar Capital Corporation*
99.2     Financial Statements for Loral/QUALCOMM Satellite Services,
         L.P.*

---------------
 (1) Incorporated by reference to GTL's Registration Statement on Form S-1 (No. 33-86808).

 (2) Incorporated by reference to GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1996.

 (3) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-25461).

 (4) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-41229).

 (5) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-57749).

 (6) Incorporated by reference to GTL's Registration Statement on Form S-3 (No. 333-6477).

 (7) Incorporated by reference to GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1997.

 (8) Incorporated by reference to Schedule 13D filed by Loral Space & Communications Ltd. on August 3, 1998.

 (9) Incorporated by reference to Schedule 13D filed by Loral Space & Communications Ltd. on February 10, 1999.

(10) Incorporated by reference to GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1998.

(11) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on December 21, 1999.

(12) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on August 6, 1999.

(13) Incorporated by reference to GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1999.

(14) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on July 7, 2000.

(15) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on September 19, 2000.

(16) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on September 25, 2000.

(17) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on November 20, 2000.

   * Filed herewith.

   + Management compensation plan.

(B) REPORTS ON FORM 8-K

DATE OF REPORT                                              DESCRIPTION
--------------                                              -----------
October 11, 2000..................  Other Events -- Results of Tranche Closings under Purchase
                                    Agreement; Dividends on Preferred Stock to be paid in stock.
November 20, 2000.................  Other Events -- Assignment, Amendment and Release Agreement
                                    related to Globalstar's $500 million Credit Facility.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GLOBALSTAR TELECOMMUNICATIONS LIMITED

                                          By:    /s/ ANTHONY J. NAVARRA
                                            ------------------------------------
                                                     Anthony J. Navarra
                                                         President

Date: March 29, 2001

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                    SIGNATURES                                    TITLE                      DATE
                    ----------                                    -----                      ----
              /s/ MICHAEL P. DEBLASIO                Director                           March 29, 2001
---------------------------------------------------
                Michael P. DeBlasio

                 /s/ DOUGLAS DWYRE                   Director                           March 29, 2001
---------------------------------------------------
                   Douglas Dwyre

                /s/ ERIC J. ZAHLER                   Director                           March 29, 2001
---------------------------------------------------
                  Eric J. Zahler

              /s/ SIR RONALD GRIERSON                Director                           March 29, 2001
---------------------------------------------------
                Sir Ronald Grierson

                /s/ ROBERT B. HODES                  Director                           March 29, 2001
---------------------------------------------------
                  Robert B. Hodes

                 /s/ E. JOHN PEETT                   Director                           March 29, 2001
---------------------------------------------------
                   E. John Peett

              /s/ BERNARD L. SCHWARTZ                Director                           March 29, 2001
---------------------------------------------------
                Bernard L. Schwartz

                /s/ ARTHUR L. SIMON                  Director                           March 29, 2001
---------------------------------------------------
                  Arthur L. Simon

              /s/ MICHAEL B. TARGOFF                 Director                           March 29, 2001
---------------------------------------------------
                Michael B. Targoff

               /s/ A. ROBERT TOWBIN                  Director                           March 29, 2001
---------------------------------------------------
                 A. Robert Towbin

              /s/ RICHARD J. TOWNSEND                Principal Financial Officer        March 29, 2001
---------------------------------------------------
                Richard J. Townsend

                /s/ HARVEY B. REIN                   Principal Accounting Officer       March 29, 2001
---------------------------------------------------
                  Harvey B. Rein

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of San Jose, State of California, on March 29, 2001.

                                          GLOBALSTAR, L.P.

                                          By:    /s/ ANTHONY J. NAVARRA
                                            ------------------------------------
                                                     Anthony J. Navarra
                                                         President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

                    SIGNATURES                                    TITLE                      DATE
                    ----------                                    -----                      ----

              /s/ BERNARD L. SCHWARTZ                Member of the                      March 29, 2001
---------------------------------------------------    General Partners Committee
                Bernard L. Schwartz

                /s/ ERIC J. ZAHLER                   Member of the                      March 29, 2001
---------------------------------------------------    General Partners Committee
                  Eric J. Zahler

              /s/ SIR RONALD GRIERSON                Member of the                      March 29, 2001
---------------------------------------------------    General Partners Committee
                Sir Ronald Grierson

               /s/ A. ROBERT TOWBIN                  Member of the                      March 29, 2001
---------------------------------------------------    General Partners Committee
                 A. Robert Towbin

               /s/ DANIEL P. MCENTEE                 Chief Financial and                March 29, 2001
---------------------------------------------------    Accounting Officer
                 Daniel P. McEntee

                         INDEX TO FINANCIAL STATEMENTS

Globalstar Telecommunications Limited (A General Partner of
  Globalstar, L.P.)

  Independent Auditors' Report..............................   F-2
  Balance Sheets............................................   F-3
  Statements of Operations..................................   F-4
  Statements of Shareholders' Equity........................   F-5
  Statements of Cash Flows..................................   F-6
  Notes to Financial Statements.............................   F-7
Globalstar, L.P.
  Independent Auditors' Report..............................  F-16
  Consolidated Balance Sheets...............................  F-17
  Consolidated Statements of Operations.....................  F-18
  Consolidated Statements of Ordinary Partners' Capital.....  F-19
  Consolidated Statements of Cash Flows.....................  F-20
  Notes to Consolidated Financial Statements................  F-21

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of Globalstar Telecommunications Limited:

     We have audited the accompanying balance sheets of Globalstar Telecommunications Limited ("GTL") (a Bermuda company and a General Partner of Globalstar, L.P.) as of December 31, 2000 and 1999 and the related statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Globalstar Telecommunications Limited as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying financial statements have been prepared assuming that GTL will continue as a going concern. As discussed in Note 2 to the financial statements, GTL is dependent upon Globalstar, L.P.'s ("Globalstar") successful financial results and achievement of profitable operations for the recovery of its investment. Globalstar is uncertain of its ability to raise additional capital. These factors raise substantial doubt about GTL's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

San Jose, California
March 27, 2001

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                                 BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000           1999
                                                              -----------    ----------
ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests................                 $  358,968
  Dividends receivable......................................                      3,323
  Ordinary partnership interests............................                    661,072
  Ordinary partnership warrants.............................                     11,539
                                                                             ----------
          Total assets......................................                 $1,034,902
                                                                             ==========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Dividends payable.........................................  $     3,308    $    3,323
  Equity losses in excess of partnership interests in
     Globalstar.............................................      683,339
                                                              -----------    ----------
                                                                  686,647         3,323
                                                              -----------    ----------
COMMITMENTS AND CONTINGENCIES (NOTE 9)

SHAREHOLDERS' EQUITY (DEFICIT):
  Preference shares, $.01 par value, 20,000,000 shares
     authorized:
     8% Series A convertible redeemable preferred stock,
      (4,396,095 and 4,396,295 shares outstanding at
      December 31, 2000 and 1999, respectively, $220 million
      redemption value).....................................      213,383       213,393
     9% Series B convertible redeemable preferred stock
      (2,958,490 and 3,000,000 shares outstanding at
      December 31, 2000 and 1999, respectively, $148 million
      and $150 million redemption value at December 31, 2000
      and 1999, respectively)...............................      143,561       145,575
  Common stock, $1.00 par value, 600,000,000 shares
     authorized (108,025,016 and 88,742,794 shares
     outstanding at December 31, 2000 and 1999,
     respectively)..........................................      108,025        88,743
  Paid-in capital...........................................    1,081,255       756,615
  Warrants..................................................       11,268        11,539
  Accumulated deficit.......................................   (2,244,139)     (184,286)
                                                              -----------    ----------
          Total shareholders' equity (deficit)..............     (686,647)    1,031,579
                                                              -----------    ----------
          Total liabilities and shareholders' equity
            (deficit).......................................  $        --    $1,034,902
                                                              ===========    ==========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2000         1999        1998
                                                            ----------    --------    --------
Equity in net loss applicable to ordinary partnership
  interests of Globalstar, L.P............................  $1,667,761    $ 81,861    $ 50,561
Equity in net loss applicable to preferred partnership
  interests of Globalstar, L.P............................     356,944
Amortization of excess carrying value in Globalstar,
  L.P.....................................................      31,840
Dividend income on Globalstar, L.P. redeemable preferred
  partnership interests...................................     (27,422)    (52,220)    (22,197)
Interest expense on convertible preferred equivalent
  obligations.............................................                   2,510      22,197
                                                            ----------    --------    --------
Net loss..................................................   2,029,123      32,151      50,561
Preferred dividends on convertible redeemable preferred
  stock...................................................      30,730      49,710
                                                            ----------    --------    --------
Net loss applicable to common shareholders................  $2,059,853    $ 81,861    $ 50,561
                                                            ==========    ========    ========
Net loss per share -- basic and diluted...................  $    20.85    $   0.99    $   0.67
                                                            ==========    ========    ========
Weighted average shares outstanding -- basic and
  diluted.................................................      98,807      82,668      75,252
                                                            ==========    ========    ========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (IN THOUSANDS)

                                      CONVERTIBLE
                                       REDEEMABLE
                                    PREFERRED STOCK        COMMON STOCK
                                   ------------------   ------------------    PAID-IN                ACCUMULATED
                                   SHARES    AMOUNT     SHARES     AMOUNT     CAPITAL     WARRANTS     DEFICIT        TOTAL
                                   ------   ---------   -------   --------   ----------   --------   -----------   -----------
Balance, January 1, 1998.........                        30,638   $ 30,638   $  318,643   $12,210    $   (51,864)  $   309,627
Exercise of warrants.............                            33         33        1,180      (176)                       1,037
Conversion of convertible
  preferred equivalent
  obligations and stock issued on
  related make-whole interest
  payment........................                        10,331     10,331      309,919                                320,250
Stock split......................                        40,997     40,997      (40,997)
Exercise of stock options........                            18         18           57                                     75
Net loss.........................                                                                        (50,561)      (50,561)
                                                        -------   --------   ----------   -------    -----------   -----------
Balance, December 31, 1998.......                        82,017     82,017      588,802    12,034       (102,425)      580,428
Exercise of warrants.............                           163        163        3,097      (495)                       2,765
Issuance of 8% Series A
  convertible redeemable
  preferred stock................   7,000   $ 339,775                                                                  339,775
Conversion of 8% Series A
  convertible redeemable
  preferred stock and related
  make-whole dividend payment....  (2,604)   (126,382)    6,522      6,522      143,777                  (23,917)
Issuance of 9% Series B
  convertible redeemable
  preferred stock................   3,000     145,575                                                                  145,575
Exercise of stock options........                            41         41          153                                    194
Dividends on convertible
  redeemable preferred stock.....                                                                        (25,793)      (25,793)
Stock compensation transactions
  for the benefit of
  Globalstar.....................                                                20,786                                 20,786
Net loss.........................                                                                        (32,151)      (32,151)
                                   ------   ---------   -------   --------   ----------   -------    -----------   -----------
Balance, December 31, 1999.......   7,396     358,968    88,743     88,743      756,615    11,539       (184,286)    1,031,579
Exercise of warrants.............                            92         92        1,772      (271)                       1,593
Conversion of 8% Series A
  convertible redeemable
  preferred stock................                 (10)        1          1            9
Conversion of 9% Series B
  convertible redeemable
  preferred stock................     (41)     (2,014)       80         80        1,934
Issuance of common stock.........                        17,346     17,346      335,095                                352,441
Exercise of stock options........                            26         26          266                                    292
Dividends on convertible
  redeemable preferred stock.....                         1,737      1,737        5,957                  (30,730)      (23,036)
Change in fair value of stock
  compensation for the benefit of
  Globalstar.....................                                               (20,393)                               (20,393)
Net loss.........................                                                                     (2,029,123)   (2,029,123)
                                   ------   ---------   -------   --------   ----------   -------    -----------   -----------
Balance, December 31, 2000.......   7,355   $ 356,944   108,025   $108,025   $1,081,255   $11,268    $(2,244,139)  $  (686,647)
                                   ======   =========   =======   ========   ==========   =======    ===========   ===========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                   YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 2000         1999        1998
                                                              -----------   ---------   --------
Operating activities:
  Net loss..................................................  $(2,029,123)  $ (32,151)  $(50,561)
  Equity in net loss applicable to ordinary partnership
    interests of Globalstar, L.P. ..........................    1,667,761      81,861     50,561
  Equity in net loss applicable to preferred partnership
    interests of Globalstar, L.P............................      356,944
  Amortization of excess carrying value in Globalstar,
    L.P.....................................................       31,840
  Accretion to redemption value of redeemable preferred
    partnership interests...................................                                (351)
  Dividends accrued on redeemable preferred partnership
    interests...............................................        3,323      (3,323)     1,679
  Amortization of convertible preferred equivalent
    obligations issuance costs..............................                                 351
  Dividend income on Globalstar, L.P. make-whole payment on
    conversion of 8% redeemable preferred partnership
    interests...............................................                  (23,917)
  Change in operating liability:
  Interest payable..........................................                              (1,679)
                                                              -----------   ---------   --------
  Net cash provided by operating activities.................       30,745      22,470         --
                                                              -----------   ---------   --------
Investing activities:
  Purchase of ordinary partnership interests in Globalstar,
    L.P.....................................................     (354,326)     (2,959)    (1,112)
  Purchase of 8% redeemable preferred partnership interests
    in Globalstar, L.P......................................                 (339,775)
  Purchase of 9% redeemable preferred partnership interests
    in Globalstar, L.P......................................                 (145,575)
                                                              -----------   ---------   --------
  Net cash used in investing activities.....................     (354,326)   (488,309)    (1,112)
                                                              -----------   ---------   --------
Financing activities:
  Net proceeds from issuance of common stock upon exercise
    of options and warrants.................................        1,885       2,959      1,112
  Net proceeds from sale of common stock....................      352,441
  Proceeds from issuance of 8% Series A convertible
    redeemable preferred stock..............................                  339,775
  Proceeds from issuance of 9% Series B convertible
    redeemable preferred stock..............................                  145,575
  Payment of preferred stock dividends......................      (30,745)    (22,470)
                                                              -----------   ---------   --------
  Net cash provided by financing activities.................      323,581     465,839      1,112
                                                              -----------   ---------   --------
Net increase (decrease) in cash and cash equivalents........           --          --         --
Cash and cash equivalents, beginning of period..............           --          --         --
                                                              -----------   ---------   --------
Cash and cash equivalents, end of period....................  $        --   $      --   $     --
                                                              ===========   =========   ========
Noncash transactions:
  Conversion of redeemable preferred partnership interests
    and related dividend make-whole payments into ordinary
    partnership interests...................................  $     2,024   $ 150,299   $320,250
                                                              ===========   =========   ========
  Common stock issued upon conversion of convertible
    preferred securities and related interest and dividend
    make-whole payments.....................................  $     2,024   $ 150,299   $320,250
                                                              ===========   =========   ========
  Change in fair value of stock compensation for the benefit
    of Globalstar...........................................  $   (20,393)  $  20,786
                                                              ===========   =========
  Common stock issued in lieu of cash payment to preferred
    stockholders............................................  $     7,694
                                                              ===========
Supplemental information:
  Interest paid during the year.............................  $        --   $   2,510   $  5,037
                                                              ===========   =========   ========

                       See notes to financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                         NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

     On November 23, 1994, Globalstar Telecommunications Limited ("GTL") was incorporated as an exempted company under the Companies Act 1981 of Bermuda. GTL's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. GTL's sole business is acting as a general partner of Globalstar, L.P. ("Globalstar"), a Delaware limited partnership, which in the first quarter of 2000 began operating a low-earth orbit satellite-based wireless digital telecommunications system (the "Globalstar System"). The Globalstar System's world-wide coverage is designed to enable its service providers to extend modern telecommunications services to millions of people who currently lack basic telephone service and to enhance wireless communications in areas underserved or not served by existing or future cellular systems, providing a telecommunications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified.

     As of December 31, 2000, GTL owned 26,668,233 (41.3%) of Globalstar's 64,605,733 outstanding ordinary partnership interests, 100% of the outstanding 8% convertible redeemable preferred partnership interests (the "8% RPPIs") and 100% of the outstanding 9% convertible redeemable preferred partnership interests (the "9% RPPIs") (see Note 6). As GTL's investment in Globalstar is GTL's only asset, GTL is dependent upon Globalstar's success and achievement of profitable operations for the recovery of its investment.

     In the first quarter of 2000, Globalstar commenced commercial operations and began the transition from a development stage entity to an operating entity. Prior to the first quarter of 2000, Globalstar devoted substantially all of its efforts to the design, development and construction of the Globalstar System and preparation for commercial operations. In 2000, Globalstar operations focused on operating the Globalstar System and the providing of global wireless telecommunications services.

     Globalstar operates in one industry segment, satellite telecommunications, providing global mobile and fixed wireless voice and data services.

     Loral Space & Communications Ltd. ("Loral"), through a subsidiary and intermediate limited partnerships, is the managing general partner of Globalstar. As of December 31, 2000, Loral owned, directly or indirectly, 25,163,132 (approximately 39%) of the ordinary partnership interests of Globalstar, including interests attributable to 9,902,990 shares of GTL's outstanding common stock.

     In each of 1998 and 1997, GTL issued two-for-one stock splits to shareholders in the form of 100% stock dividends. Accordingly, all GTL share and per share amounts, excluding the balance sheet and statement of stockholders' equity have been restated to reflect the stock splits (see Note 6).

2. BASIS OF PRESENTATION

     GTL, a general partner of Globalstar, was created to permit public equity ownership in Globalstar. GTL does not have any operations, any personnel or facilities, and does not manage the day-to-day operations of Globalstar. GTL has no other business or investments. GTL's sole asset is its investment in Globalstar and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. Accordingly, GTL's results of operations only reflect its proportionate share of Globalstar's results of operations, as presented on Globalstar's financial statements, and the appropriate amortization and interest associated with this investment.

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% and 9% RPPIs in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, and its 11 3/8% senior notes due February 15, 2004 (the "Bond"). Globalstar expects that events of default will occur with regard to Globalstar's other three senior note indentures when interest payments become due in May and June of 2001. Accordingly, for reporting and accounting purposes, Globalstar classified the $500 million credit facility, the QUALCOMM vendor financing and the four senior notes as current obligations. See Globalstar's "Notes to Consolidated Financial Statements," Notes 7-9.

     Globalstar is currently developing a new business plan that will offer a basis for a restructuring proposal that it will provide to its creditors. If it is unable to effectuate an out-of-court restructuring, Globalstar may be forced to seek protection under the federal bankruptcy laws. Moreover, its creditors may seek to initiate involuntary bankruptcy proceedings against Globalstar.

     Globalstar's revenue performance during the fourth quarter of 2000 has caused management, in conjunction with its service provider partners, to perform a reassessment of its business plan and long term revenue projections. In the fourth quarter of 2000, Globalstar recorded a $2.9 billion impairment charge related to the $3.2 billion carrying value of the Globalstar System, including spare satellites, launch deposits, unsold production gateways, user terminals and related assets. This charge resulted from the revision of estimates of gross cash flows through 2009, the estimated end of useful life of the Globalstar System, and the determination that these assets were impaired. The fair value, for purposes of measuring the impairment at December 31, 2000, was determined by discounting these cash flows. Gross cash flows are based on revenue projections offset by estimated expenditures for operations and capital expenditures. Revenue projections are based on Globalstar's current market outlook, which is significantly influenced by service provider projections.

     Globalstar's announcement in January 2001 of its intention to suspend payments under its long-term obligations and dividend payments on its 8% RPPIs and 9% RPPIs and its difficulty in securing additional financing raise substantial doubt about its ability to achieve successful operations. These factors, in turn, raise doubt regarding GTL's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     GTL's investment in Globalstar includes the fair value of warrants received or acquired from Globalstar in 1996 and 1997 and the 8% RPPIs and 9% RPPIs (see Notes 3, 4 and 6). In the fourth quarter of 2000, Globalstar's losses reduced Globalstar ordinary and preferred partnership interests to zero. Accordingly, GTL has discontinued providing for its allocated share of Globalstar's net losses and recognized the remaining unallocated losses as a result of its general partner status in Globalstar in proportion to its interests in the general partner interests outstanding. GTL, as a general partner of Globalstar, is jointly and severally liable with the other general partner for the recourse obligations of Globalstar, which GTL estimates to be approximately $1.4 billion as of December 31, 2000. As a result of its general partner status, GTL recorded a liability of $683.3 million. Future funding, if any, or assets of GTL may be utilized to fund this general partner liability.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Investment in Globalstar, L.P.

     GTL's investment in Globalstar included the excess carrying value over GTL's interest in Globalstar's total partners' capital through September 30, 2000. Such excess totaled $913 million at September 30, 2000. The excess carrying value increased by $301 million during 2000, resulting from the additional investments in Globalstar's ordinary partnership interests (see Note
6). In connection with Globalstar's commencement of commercial operations, GTL began amortizing this excess in January 2000 over a period of 20 years. Through

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

September 30, 2000, $31.8 million was amortized. As a result of the losses described above, GTL's investment in Globalstar is equivalent to GTL's investment in Globalstar's total partner capital so no excess exists at December 31, 2000. In the fourth quarter of 2000, the Company ceased amortization as the underlying asset had been reduced to zero.

  Stock Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123") GTL accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company accounts for stock-based awards to nonemployees in accordance with SFAS 123 and its interpretations.

  Income Taxes

     GTL is incorporated in Bermuda. Bermuda does not levy an income, profits or capital gains tax. As a partner in Globalstar, however, GTL will be subject to U.S. federal, state and local income taxation at regular corporate rates plus an additional 30% "branch profits" tax on its share of Globalstar's income that is effectively connected with the conduct of a trade or business in the U.S. and may be subject to tax in some foreign jurisdictions on portions of its share of the partnership's foreign source income. Commencing with its investment in Globalstar, GTL has been allocated its proportionate share of partnership tax losses.

  Earnings Per Share

     Due to GTL's net losses in 2000, 1999 and 1998, diluted weighted average common shares outstanding excludes the weighted average effect of: (i) the assumed conversion of GTL's 8% Series A convertible redeemable preferred stock, due 2011, (the "8% Preferred Stock") into 9.5 million and 13.7 million common shares for 2000 and 1999, respectively, (see Note 6); (ii) the assumed conversion of GTL's 9% Series B convertible redeemable preferred stock, due 2011, (the "9% Preferred Stock") into 5.7 million and 0.5 million common shares for 2000 and 1999, respectively, (see Note 6); (iii) the assumed exercise of outstanding options and warrants, into 10.5 million, 7.3 million and 5.8 million common shares for 2000, 1999 and 1998, respectively, and (iv) the assumed conversion, prior to actual conversion in April 1998, of GTL's Convertible Preferred Equivalent Obligations into 6.7 million common shares for 1998, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share is based on the net loss applicable to common shareholders' and the weighted average common shares outstanding for 2000, 1999 and 1998.

  Comprehensive Loss

     During the periods presented, GTL had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive loss has not been provided.

4. REDEMPTION OF CONVERTIBLE PREFERRED EQUIVALENT OBLIGATIONS AND CONVERSION OF REDEEMABLE PREFERRED PARTNERSHIP INTERESTS

     During 1996, GTL issued 6.2 million shares of its 6 1/2% Convertible Preferred Equivalent Obligations due 2006, par value $50 per share (the "CPEOs"). On April 30, 1998, GTL redeemed all of its outstanding CPEOs. As of April 30, 1998, all the holders of the CPEOs had converted their holdings into 20,123,230 shares of GTL common stock. As a result of such conversion, the 6 1/2% convertible redeemable preferred partnership interests (the "6 1/2% RPPIs") were converted into 4,769,230 Globalstar ordinary partnership interests. In connection with the redemption, GTL issued 539,322 additional shares of GTL common stock in

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

satisfaction of a required interest make-whole payment. A corresponding dividend make-whole payment was also made by Globalstar for which an additional 134,830 Globalstar ordinary partnership interests were issued. Such make-whole payments are reflected as dividend income and interest expense in the accompanying statements of operations. On May 10, 1999, Globalstar paid GTL $2.51 million for unpaid dividends during the period March 1, 1998 to the conversion date. This payment was then correspondingly made by GTL to the holders of the CPEOs.

5. SENIOR NOTE WARRANTS

     As of December 31, 2000, there were outstanding warrants to purchase 3,810,469 shares of GTL common stock relating to Globalstar's senior notes, which were exercisable at a price of $17.394 per share and expire on February 15, 2004. Any proceeds from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests.

6. SHAREHOLDERS' EQUITY

  Common Stock

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

     On February 1, 2000, GTL sold 8,050,000 share of common stock in a public offering under the Shelf Registration Statement. The sale yielded net proceeds of approximately $268.5 million to the Company. GTL used the proceeds to purchase 1,987,654 ordinary partnership interests in Globalstar.

     On September 19, 2000, GTL entered into a purchase agreement with Bear Stearns International Limited ("Bear Stearns"), under which Bear Stearns agreed to purchase over several tranches, up to $105 million of shares of GTL common stock. Sales under this agreement were subject to certain conditions, including the requirement that GTL's share price be trading higher then $4.50. During the year 2000, Bear Stearns purchased 4,050,000 shares of GTL common stock, resulting in net proceeds to GTL of $27.8 million. GTL used the proceeds from the sales to purchase 1,000,001 ordinary partnership interests in Globalstar.

     On September 29, 2000, Globalstar's founding partners, Loral, Vodafone, QUALCOMM, TE.SA.M. and Elsacom purchased an aggregate of 5.2 million shares of common stock of GTL for $56 million. GTL used the proceeds from the sales to purchase 1,295,360 ordinary partnership interests in Globalstar.

  8% Preferred Stock

     On January 21, 1999, GTL sold seven million shares (face amount of $50 per share) of 8% convertible redeemable preferred stock. Dividends accrue at 8% per annum and are payable quarterly. The 8% Preferred

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

Stock is convertible into shares of GTL common stock at a conversion price of $23.2563 per share, subject to adjustment for certain antidilution events. Loral purchased 3 million shares ($150 million face amount) of the 8% Preferred Stock issued, in order to maintain its prior percentage ownership interest in Globalstar. GTL used the net proceeds of approximately $340 million to purchase seven million units ( $50 per unit face amount) of Globalstar's 8% RPPIs having terms substantially similar to those of the 8% Preferred Stock.

     The 8% Preferred Stock has limited voting rights. With respect to dividend rights and rights upon liquidation, winding up and dissolution, the 8% Preferred Stock ranks pari passu with the 9% convertible redeemable preferred stock and senior to common stock and to all other future series of preferred stock or other classes of capital stock of GTL, the terms of which do not expressly provide that such series or class ranks senior to or on parity with the 8% Preferred Stock. Prior to its mandatory redemption date, the 8% Preferred Stock is redeemable (at a premium which declines over time) by GTL beginning in February 2002 (or beginning in February 2000 if GTL's stock price exceeds certain defined price ranges). Payments due on the 8% Preferred Stock may be made in cash, GTL common stock or a combination of both at the option of GTL. The dividend payment made on November 15, 2000 was paid in common stock. In January 2001, GTL suspended dividend payments on the 8% Preferred Stock. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends, holders of the majority of the outstanding shares of 8% Preferred Stock will be entitled to elect up to two additional members to GTL's Board of Directors.

     On December 29, 2000, 200 shares of the 8% Preferred Stock were converted into 429 shares of GTL common stock. As a result of the conversion, the 8% RPPIs were converted into 106 Globalstar ordinary partnership interests. As of December 31, 2000, the 8% Preferred Stock had an aggregate liquidation preference equal to its $220 million aggregate redemption value and a mandatory redemption date of February 15, 2011. The remaining shares of 8% Preferred Stock outstanding at December 31, 2000 were convertible into 9,451,348 shares of GTL common stock.

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

     The 9% Preferred Stock has limited voting rights. With respect to dividend rights and rights upon liquidation, winding up and dissolution, the 9% Preferred Stock ranks pari passu with the 8% Preferred Stock and senior to common stock and to all other future series of preferred stock, or other classes of capital stock of GTL, the terms of which do not expressly provide that such series or class ranks senior to or on parity with the 9% Preferred Stock. Prior to its mandatory redemption date, the 9% Preferred Stock is redeemable (at a premium which declines over time) by GTL beginning in December 2002 (or beginning in December 2000 if GTL's stock price exceeds certain defined price ranges). Payments due on the 9% Preferred Stock may be made in cash, GTL common stock or a combination of both at the option of GTL. The dividend payment made on December 1, 2000 was paid in GTL common stock. In January 2001, GTL suspended dividend payments on the 9% Preferred Stock. In the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends, holders of the majority of the outstanding shares of 9% Preferred Stock will be entitled to elect up to two additional members to GTL's Board of Directors.

     In 2000, 41,510 shares of 9% Preferred Stock were converted into 79,958 shares of GTL common stock. As a result of such conversions, the 9% RPPIs were converted into 19,743 Globalstar ordinary partnership interests. As of December 31, 2000, the 9% Preferred Stock had an aggregate liquidation preference equal to

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

its $148 million aggregate redemption value and a mandatory redemption date of December 1, 2011. The remaining shares of 9% Preferred Stock outstanding at December 31, 2000 were convertible into 5,698,851 shares of GTL common stock.

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

     As described in Note 3, GTL accounts for its employee stock-based compensation using the intrinsic value method in accordance with APB 25, and its related interpretations. Accordingly, no compensation expense based on the fair value method has been recognized in GTL's financial statements for employee stock-based compensation.

     SFAS No. 123 requires the disclosure of pro forma net income and earnings per share as though GTL had adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from GTL's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. GTL's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 70% for 2000, 50% for 1999 and 30% for 1998; risk free interest rates, 4.4% to 6.6% based on date of grant; and no dividends during the expected term. GTL's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to Globalstar's expense over the vesting period of the awards, GTL's pro forma net loss applicable to common shareholders and the related loss per share would have been $2,072,348,000 or $20.97 per diluted share in 2000, $83,567,000 or $1.01 per diluted share in 1999 and $51,415,000 or $0.68 per diluted share in 1998.

     A summary of the status of the GTL stock option plan for 2000, 1999, and 1998 is presented below:

                                                                      WEIGHTED
                                                                       AVERAGE
                                                                      EXERCISE
                                                          SHARES        PRICE
                                                         ---------    ---------
Outstanding at January 1, 1998.........................  1,383,440     $14.03
Granted (weighted average fair value of $5.73 per
  share)...............................................    810,400      19.42
Forfeited..............................................    (54,000)     18.56
Exercised..............................................    (18,150)      4.16
                                                         ---------     ------
Outstanding at December 31, 1998.......................  2,121,690      16.06
Granted (weighted average fair value of $10.98 per
  share)...............................................  2,821,500      22.79
Forfeited..............................................   (258,300)     19.87
Exercised..............................................    (41,090)      4.71
                                                         ---------     ------

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

                                                                      WEIGHTED
                                                                       AVERAGE
                                                                      EXERCISE
                                                          SHARES        PRICE
                                                         ---------    ---------
Outstanding at December 31, 1999.......................  4,643,800      20.03
Granted (weighted average fair value of $4.04 per
  share)...............................................  4,566,250       9.76
Forfeited..............................................   (984,750)     16.29
Exercised..............................................    (26,300)     10.72
                                                         ---------     ------
Outstanding at December 31, 2000.......................  8,199,000     $14.79
                                                         =========     ======
Options exercisable at December 31, 2000...............  1,123,816     $14.20
                                                         =========     ======
Options exercisable at December 31, 1999...............    584,433     $11.72
                                                         =========     ======
Options exercisable at December 31, 1998...............    291,890     $ 7.83
                                                         =========     ======

     The options generally expire ten years from the date of grant and become exercisable over the period stated in each option, generally ratably over a five-year period except for 4,336,250 options granted in 2000 which become exercisable ratably over a three-year period. All options granted were non-qualified stock options with an exercise price equal to fair market value at the date of grant. During 2000, 1999 and 1998, the Company granted stock options to certain non-employees to purchase 167,000, 577,000 and 63,300, respectively, shares of GTL common stock. The fair value of such options totaled approximately $393,000 which has been recorded as additional investment in Globalstar and is being amortized by Globalstar over the vesting period. The fair value attributable to the unvested portion of such options is subject to adjustment based upon the future value of GTL's common stock. As of December 31, 2000, 1,704,100 shares of common stock were available for future grant under the Plan.

     The following table summarizes information about GTL's outstanding stock options at December 31, 2000:

                                           OUTSTANDING                      EXERCISABLE
                               ------------------------------------    ---------------------
                                             WEIGHTED
                                              AVERAGE      WEIGHTED                 WEIGHTED
                                             REMAINING     AVERAGE                  AVERAGE
                                            CONTRACTUAL    EXERCISE                 EXERCISE
EXERCISE PRICE RANGE            NUMBER      LIFE-YEARS      PRICE       NUMBER       PRICE
--------------------           ---------    -----------    --------    ---------    --------
$1.64 to $3.00...............     18,000       9.92         $ 1.64            --     $   --
$3.01 to $4.64...............    318,400       4.97           4.10       301,400       4.16
$4.65 to $8.70...............  3,908,750       9.37           8.66        75,000       8.70
$8.71 to $17.15..............    889,400       6.65          13.70       455,500      13.46
$17.16 to $29.03.............  2,665,550       8.23          23.13       175,316      24.71
$29.04 to $31.41.............    398,900       8.26          30.72       116,600      30.83
                               ---------                               ---------
                               8,199,000       8.48         $14.79     1,123,816     $14.20
                               =========                               =========

     GTL and Globalstar have agreed that upon the exercise of options under the Plan, Globalstar will issue to GTL one Globalstar ordinary partnership interest for approximately every four shares of common stock issued to the optionee. During 2000, 1999 and 1998, GTL purchased 6,825, 10,273 and 4,538 Globalstar ordinary partnership interests, respectively, with the proceeds from the issuance of the common stock pursuant to GTL option exercises.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

7. INCOME TAXES

     As a partner in Globalstar, GTL has been allocated its proportionate share of partnership tax losses. To the extent that these losses are effectively connected with the conduct of a trade or business in the U.S., they will be available as a carryforward to offset GTL's share of Globalstar's income that may be subject to U.S. tax in the future. As of December 31, 2000, GTL had approximately $239 million of such effectively connected losses available for carryforward which expire at varying dates from 2010 through 2020.

     Since the ultimate realization of these tax loss carryforwards depends upon the ability of Globalstar to generate sufficient U.S. income in the future, GTL has established a 100% valuation allowance against the deferred tax asset related to these loss carryforwards. Accordingly, no income tax expense or benefit is included in GTL's statements of operations and net deferred taxes are zero at December 31, 2000 and 1999.

8. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                     QUARTER ENDED
                                                  ---------------------------------------------------
                                                  MARCH 31,    JUNE 30,    SEPT. 30,    DEC. 31,(1&2)
                                                  ---------    --------    ---------    -------------
                                                       (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000:
Equity in net loss applicable to ordinary
  Partnership interests of Globalstar...........   $82,202     $83,811      $86,021      $1,415,727
Equity in net loss applicable to preferred
  Partnership interests of Globalstar...........                                            356,944
Net loss........................................    84,377      86,741       89,705       1,768,300
Net loss applicable to common shareholders......    91,886      94,512       97,476       1,775,979
Net loss per share -- basic and diluted(3)......       .98         .98         1.00           16.97
1999:
Equity in net loss applicable to ordinary
  Partnership interests of Globalstar...........   $15,698     $15,777      $16,769      $   33,617
Net loss........................................    10,948       8,347        9,640           3,216
Net loss applicable to common shareholders......    15,698      15,777       16,769          33,617
Net loss per share -- basic and diluted.........      0.19        0.19         0.20            0.41

---------------
(1) Results of operations for the quarter ended December 31, 1999, include GTL's proportionate share of Globalstar's $29.9 million write-off of excess launch vehicle deposits.

(2) Results of operations for the quarter ended December 31, 2000, include GTL's share of Globalstar's $2.9 billion impairment charge.

     The quarterly earnings per share information is computed separately for each period. Therefore, the sum of such quarterly per share amounts do not sum to the total for the year.

9. COMMITMENTS AND CONTINGENCIES

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar, L.P. and Globalstar Capital Corporation (the "defendants") on behalf of the owners of 10 3/4% bonds, due November 2004 (the "Bonds") in Superior Court, New Castle County, Delaware. The Bonds were issued by Globalstar Capital Corporation and Globalstar, L.P. as joint obligors. The next interest payment payable on the Bonds is due May 1, 2001. The complaint alleges that the defendants repudiated the Bonds' Registration Statement, Prospectus and Indenture, without consent of the bondholders, when Globalstar announced that it was suspending its future interest payments on the Bonds. The complaint seeks damages in an unspecified amount. The defendants are required to respond to this complaint by April 23, 2001.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Eismann v. Globalstar Telecommunications Limited, et al., and other similar actions. On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against Globalstar Telecommunications Limited ("GTL") in the United States District Court for the Southern District of New York. The other defendants named in the complaint are Bernard Schwartz, the Chief Executive Officer of Globalstar, and Loral Space & Communications Ltd. Globalstar, L.P. is not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has allegedly been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL, and certain persons affiliated therewith (the "Excluded Persons"). Eleven additional purported class action complaints have been filed in the United States District Court for the Southern District of New York by plaintiffs Chaim Kraus, L.A. Murphy, Eddie Maiorino, Damon Davis, Iskander Batyrev, Shelly Garfinkel, Sequoia Land Development and Phil Sigel, Michael Ceasar as Trustee for Howard Gunty Profit Sharing Plan, Colin Barry, James D. Atlas and Lawrence Phillips on each of March 2, March 2, March 6, March 7, March 7, March 9, March 16, March 21, March 21, March 22 and March 23, 2001, respectively. These complaints allege claims against GTL, Loral, and Mr. Schwartz (and, in the case of the Sequoia and Atlas complaints, two additional individual defendants, Messrs. Navarra and DeBlasio) that are substantially identical to those set forth in the Eismann action. The class of plaintiffs on whose behalf these lawsuits have been allegedly asserted are: with respect to the Kraus, Davis, Maiorino, Batyrev, Ceasar and Phillips actions, buyers of GTL common stock in the period from December 6, 1999, through October 27, 2000; with respect to the Murphy and Barry actions, buyers of GTL securities in the period from December 6, 1999, through October 27, 2000; with respect to the Sequoia/Sigel and Atlas actions, buyers of GTL common stock in the period from December 6, 1999, through July 19, 2000; and with respect to the Garfinkel action, buyers of GTL debt securities in the period from December 6, 1999, through October 27, 2000. In each case the Excluded Persons are excepted from the class. GTL believes that it has meritorious defenses to these actions and intends to pursue them vigorously.

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partners for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of December 31, 2000. Certain of Globalstar's debt, including the public debt, is non-recourse to the general partners. Future funding, if any, or assets of GTL, may be utilized to fund this general partner liability.

     In mid-March we detected anomalous behavior in two of the satellites and removed them from service. Space Systems/Loral and Globalstar are working to determine whether the cause of the anomalies is internal or external to the satellites, and whether full constellation health can be recovered without replacing the satellites with spares. Globalstar has four in-orbit spares, and is completing construction of eight on-ground spares, that can be used as replacements. Removing the satellites from service has had a minor effect on service in about half of the gateways. In these gateway service areas, which are primarily in the non-temperate zones of the world, a small number of users may experience a brief loss of service. The affected gateways are experiencing one to four outages per day lasting from 47 seconds to 5 minutes. There is no indication at this time that any other satellites are or will be affected. However, if the cause of the anomaly is found to be widespread, and the satellites cannot be repaired in-orbit or replaced with in-orbit spares, we may have to launch additional satellites in order to maintain an acceptable quality of service. If Globalstar decides at some point to launch some or all of its eight on-ground spare satellites, such launches will be subject to the risk of launch failure.

                          INDEPENDENT AUDITORS' REPORT

To the Partners of Globalstar, L.P.:

     We have audited the accompanying consolidated balance sheets of Globalstar, L.P. (a limited partnership) and its subsidiaries (collectively, the "Partnership") as of December 31, 2000 and 1999 and the related consolidated statements of operations, partners' capital (deficiency) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, uncertainty regarding the Partnership's ability to raise additional capital raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DELOITTE & TOUCHE LLP

San Jose, California
March 27, 2001

                                GLOBALSTAR, L.P.

                          CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PARTNERSHIP INTERESTS)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000           1999
                                                              -----------    ----------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $   174,401    $  127,675
  Restricted cash...........................................       22,448        46,246
  Accounts receivable, net of allowance of $41 in 2000......          422
  Production gateways and user terminals....................       53,461       114,980
  Other current assets......................................        6,721         4,001
                                                              -----------    ----------
         Total current assets...............................      257,453       292,902
Property and equipment:
  Globalstar System, net....................................      270,227
  Other property and equipment, net.........................          516         5,128
                                                              -----------    ----------
                                                                  270,743         5,128
Globalstar System under construction:
  Space segment.............................................                  2,109,275
  Ground segment............................................        1,634     1,071,914
                                                              -----------    ----------
                                                                    1,634     3,181,189
Additional spare satellites.................................       14,758        53,467
Deferred financing costs....................................      125,176       151,873
Other assets................................................       32,512        96,900
                                                              -----------    ----------
         Total assets.......................................  $   702,276    $3,781,459
                                                              ===========    ==========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
Current liabilities:
  Term loans payable to affiliates..........................  $   400,000
  Revolving credit facility to affiliates...................      100,000
  Senior notes payable ($1,450,000 aggregate principal
    amount).................................................    1,407,941
  Accounts payable..........................................       13,546    $   10,908
  Payable to affiliates.....................................       30,733       468,536
  Vendor financing liability................................      590,372       137,484
  Accrued expenses..........................................       22,305        20,841
  Accrued interest..........................................       34,224        33,533
                                                              -----------    ----------
         Total current liabilities..........................    2,599,121       671,302
Deferred revenues...........................................       37,952        25,811
Vendor financing liability, net of current portion..........      198,051       256,311
Deferred interest payable...................................                        595
Accrued interest on notes payable...........................       12,366
Term loans payable, net of current portion..................                    400,000
Notes payable...............................................      150,000
Notes payable to affiliates.................................      100,000
Senior notes payable ($1,450,000 aggregate principal
  amount), net of current portion...........................                  1,399,111
Commitments and contingencies (Note 17)
Partners' capital (deficiency):
  8% Series A convertible redeemable preferred partnership
    interests (4,396,095 and 4,396,295 interests outstanding
    at December 31, 2000 and 1999 respectively, $220 million
    redemption value).......................................                    213,393
  9% Series B convertible redeemable preferred partnership
    interests (2,958,490 and 3,000,000 interests outstanding
    at December 31, 2000 and 1999, respectively, $148
    million and $150 million redemption value at December
    31, 2000 and 1999, respectively)........................                    145,575
Ordinary partnership interests (64,605,733 and 59,844,323
  interests outstanding at December 31, 2000 and 1999,
  respectively).............................................   (2,598,910)      516,530
Unearned compensation.......................................          (60)      (16,754)
Warrants....................................................      203,756       169,585
                                                              -----------    ----------
         Total partners' capital (deficiency)...............   (2,395,214)    1,028,329
                                                              -----------    ----------
         Total liabilities and partners' capital
           (deficiency).....................................  $   702,276    $3,781,459
                                                              ===========    ==========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT PER ORDINARY PARTNERSHIP INTEREST AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2000         1999        1998
                                                            ----------    --------    --------
Gross Revenue:
  Service.................................................  $    2,806
  Royalty income..........................................       1,427
                                                            ----------
Total gross revenue.......................................       4,233
  Less, discounts and promotions on service revenue.......        (583)
                                                            ----------
Net revenue...............................................       3,650
                                                            ----------
Operating expenses:
  Operations..............................................     127,969    $ 94,313    $ 86,253
  Marketing, general and administrative...................      80,951      59,967      41,386
  Launch related costs....................................                  29,913      17,315
  Impairment of assets....................................   2,939,790
  Depreciation and amortization...........................     327,938       2,312       1,730
                                                            ----------    --------    --------
          Total operating expenses........................   3,476,648     186,505     146,684
                                                            ----------    --------    --------
Operating loss............................................   3,472,998     186,505     146,684
Interest income...........................................      16,490       6,141      17,141
Interest expense..........................................     329,163
                                                            ----------    --------    --------
Net loss..................................................   3,785,671     180,364     129,543
Preferred distributions on redeemable preferred
  partnership interests...................................      30,730      52,220      22,197
                                                            ----------    --------    --------
Net loss applicable to ordinary partnership interests.....  $3,816,401    $232,584    $151,740
                                                            ==========    ========    ========
Net loss per ordinary partnership interest -- basic and
  diluted.................................................  $    61.23    $   3.99    $   2.69
                                                            ==========    ========    ========
Weighted average ordinary partnership interests
  outstanding -- basic and diluted........................      62,325      58,341      56,323
                                                            ==========    ========    ========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.

           CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)
                                 (IN THOUSANDS)

                               PARTNERS' CAPITAL

                                                           CONVERTIBLE
                                                           REDEEMABLE
                                                            PREFERRED     ORDINARY
                                                           PARTNERSHIP   PARTNERSHIP     UNEARNED
                                                            INTERESTS     INTERESTS    COMPENSATION   WARRANTS       TOTAL
                                                           -----------   -----------   ------------   --------    -----------
Capital balances -- January 1, 1998......................                $   368,618                  $12,210     $   380,828
Exercise of warrants (15 interests)......................                      1,213                     (176)          1,037
Stock compensation transactions by managing general
 partner for the benefit of Globalstar...................                      1,284                                    1,284
Sale of ordinary partnership interests in connection with
 GTL stock option exercises (5 interests)................                         75                                       75
Conversion of redeemable preferred partnership interests
 into ordinary partnership interests and related dividend
 make-whole payment -- April 1998 (4,904 interests)......                    320,250                                  320,250
Warrants issued to China Telecom to acquire ordinary
 partnership interests...................................                                              31,917          31,917
Exercise of warrants by China Telecom -- April 1998
 (937 interests).........................................                     33,721                  (14,971)         18,750
Net loss applicable to ordinary partnership
 interests -- Year ended December 31, 1998...............                   (151,740)                                (151,740)
                                                                         -----------                  --------    -----------
Capital balances -- December 31, 1998....................                    573,421                   28,980         602,401
Sale of 8% Series A convertible redeemable preferred
 partnership interests -- January 1999...................   $ 339,775                                                 339,775
Exercise of warrants (41 interests)......................                      3,260                     (495)          2,765
Stock compensation transactions by managing general
 partner for the benefit of Globalstar...................                      1,154                                    1,154
Sale of ordinary partnership interests in connection with
 GTL stock option exercises (10 interests)...............                        194                                      194
Conversion of 8% Series A convertible redeemable
 preferred partnership interests into ordinary
 partnership interests and related dividend make-whole
 payment -- June & November 1999 (1,613 interests).......    (126,382)       150,299                                   23,917
Warrants issued for ordinary partnership interests in
 exchange for debt guarantee.............................                                             141,100         141,100
Sale of 9% Series B convertible redeemable preferred
 partnership interests -- December 1999..................     145,575                                                 145,575
Unearned compensation....................................                     20,786     $(20,786)
Amortization of unearned compensation....................                                   4,032                       4,032
Net loss applicable to ordinary partnership
 interests -- Year ended December 31, 1999...............                   (232,584)                                (232,584)
                                                            ---------    -----------     --------     --------    -----------
Capital balances -- December 31, 1999....................     358,968        516,530      (16,754)    169,585       1,028,329
Exercise of warrants (23 interests)......................                      1,864                     (271)          1,593
Stock compensation transactions by managing general
 partner for the benefit of Globalstar...................                         95                                       95
Sale of ordinary partnership interests in connection with
 GTL stock option exercises (7 interests)................                        293                                      293
Sale of ordinary partnership interests in connection with
 GTL common stock issuance -- February 2000 (1,988
 interests)..............................................                    268,471                                  268,471
Sale of ordinary partnership interests in connection with
 GTL stock issuance -- September & October 2000 (1,000
 interests)..............................................                     27,769                                   27,769
Sale of ordinary partnership interests from partner's
 equity financing -- September 2000 (1,295 interests)....                     56,200                                   56,200
Conversion of 9% Series B convertible redeemable
 preferred partnership interests into ordinary
 partnership interests and related payment of dividend in
 stock (269 interests)...................................      (2,014)         5,344                                    3,330
Warrants issued for ordinary partnership interests in
 exchange for debt guarantee.............................                                              34,442          34,442
Conversion of 8% Series A convertible redeemable
 preferred partnership interests into ordinary
 partnership interests and related payment of dividend in
 stock (180 interests)...................................         (10)         4,374                                    4,364
Change in fair value of stock compensation for the
 benefit of Globalstar...................................                    (20,393)      20,393
Amortization of unearned compensation....................                                  (3,699)                     (3,699)
Net loss applicable to ordinary partnership
 interests -- Year ended December 31, 2000...............    (356,944)    (3,459,457)                              (3,816,401)
                                                            ---------    -----------     --------     --------    -----------
Capital balances -- December 31, 2000....................   $      --    $(2,598,910)    $    (60)    $203,756    $(2,395,214)
                                                            =========    ===========     ========     ========    ===========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                    YEARS ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2000          1999         1998
                                                              -----------    ---------    ---------
Operating activities:
 Net loss...................................................  $(3,785,671)   $(180,364)   $(129,543)
 Launch related costs.......................................                    29,913       17,315
 Impairment of assets.......................................    2,939,790
 Deferred revenues..........................................       12,141                     2,159
 Amortization of unearned compensation......................       (3,604)       5,186        1,284
 Depreciation and amortization..............................      327,938        2,312        1,730
 Non-cash interest..........................................       63,809
 Changes in operating assets and liabilities:
   Accounts receivable......................................         (422)
   Other current assets.....................................       (2,720)       1,539       (4,427)
   Other assets.............................................       (2,090)      (2,951)      (9,768)
   Accounts payable.........................................        6,174       (7,120)      13,654
   Payable to affiliates....................................      (25,027)      89,070       79,271
   Accrued expenses.........................................        1,479        5,839        3,367
   Accrued interest and other...............................       12,462
                                                              -----------    ---------    ---------
     Net cash used in operating activities..................     (455,741)     (56,576)     (24,958)
                                                              -----------    ---------    ---------
Investing activities:
 Globalstar System..........................................      (23,305)    (880,980)    (941,014)
 Insurance proceeds from launch failure.....................                    28,500      162,000
 Payable to affiliates for Globalstar System................      (31,399)     145,441       31,914
 Capitalized interest accrued...............................                    23,697       16,757
 Accounts payable...........................................       (3,536)       3,788         (686)
 Vendor financing liability.................................       94,543       22,625      173,447
                                                              -----------    ---------    ---------
 Cash provided by (used for) Globalstar System..............       36,303     (656,929)    (557,582)
 Advances for production gateways and user terminals........     (163,547)     (23,179)    (127,856)
 Cash receipts for production gateways and user terminals...      111,875       53,708       10,860
 Receipt and use of restricted cash, net....................       23,798      (45,730)       1,950
 Additional spare satellites, net of vendor financing.......     (100,688)     (35,984)
 Purchases of property and equipment........................       (2,897)      (2,482)      (4,114)
 Other assets...............................................                    (9,939)      (5,250)
 Deferred FCC license costs.................................                    (1,198)        (892)
                                                              -----------    ---------    ---------
     Net cash used in investing activities..................      (95,156)    (721,733)    (682,884)
                                                              -----------    ---------    ---------
Financing activities:
 Net proceeds from issuance of $300,000 11 1/2% Senior
   Notes....................................................                                287,552
 Proceeds from issuance of $100,000 Term Loan A.............                   100,000
 Proceeds from issuance of $300,000 Term Loan B.............                   300,000
 Deferred financing costs...................................                   (13,568)
 Sale of ordinary partnership interests upon exercise of
   options and warrants.....................................      354,326        2,959       19,862
 Sale of 8% Series A convertible redeemable preferred
   partnership interests to GTL.............................                   339,775
 Sale of 9% Series B convertible redeemable preferred
   partnership interests to GTL.............................                   145,575
 Repayment of vendor financing..............................      (83,652)
 Distributions on redeemable preferred partnership
   interests................................................      (23,051)     (24,980)      (5,037)
 Borrowings under credit facilities.........................      350,000       75,000
 Repayment of borrowings under long-term revolving credit
   facility.................................................                   (75,000)
                                                              -----------    ---------    ---------
     Net cash provided by financing activities..............      597,623      849,761      302,377
                                                              -----------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........       46,726       71,452     (405,465)
Cash and cash equivalents, beginning of period..............      127,675       56,223      461,688
                                                              -----------    ---------    ---------
Cash and cash equivalents, end of period....................  $   174,401    $ 127,675    $  56,223
                                                              ===========    =========    =========
Noncash transactions:
 Issuance of notes to guarantors for repayment of revolving
   credit line..............................................  $   250,000
                                                              ===========
 Warrants issued in exchange for debt guarantee.............                 $ 141,000
                                                                             =========
 Payables to affiliates converted into vendor financing.....  $  (368,259)
                                                              ===========
 Distributions on redeemable preferred partnership interests
   on GTL common stock......................................  $    (7,694)
                                                              ===========
 Accretion to redemption value of preferred partnership
   interests................................................                              $     351
                                                                                          =========
 Ordinary partnership interests distributed upon conversion
   of redeemable preferred partnership interests and related
   dividend make-whole payments.............................  $     2,024    $ 150,299    $ 320,250
                                                              ===========    =========    =========
 Warrants issued in connection with Qualcomm vendor
   financing................................................  $    34,442
                                                              ===========
 Warrants issued to China Telecom to acquire ordinary
   partnership interests....................................                              $  31,917
                                                                                          =========
 Dividends accrued..........................................  $       (15)   $   3,323
                                                              ===========    =========
 Change in fair value of stock compensation for the benefit
   of Globalstar............................................  $   (20,393)   $  20,786
                                                              ===========    =========

                See notes to consolidated financial statements.

                                GLOBALSTAR, L.P.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND BUSINESS

     Globalstar, L.P. ("Globalstar"), a Delaware limited partnership, was formed in November 1993, remaining inactive until March 23, 1994, when it received capital subscriptions for $275 million and commenced operations.

     The managing general partner of Globalstar is Loral/QUALCOMM Satellite Services, L.P. ("LQSS"). The general partner of LQSS is Loral/QUALCOMM Partnership, L.P. ("LQP"), a Delaware limited partnership comprised of subsidiaries of Loral Space & Communications Ltd., a Bermuda company (and with its subsidiaries "Loral") and QUALCOMM Incorporated ("QUALCOMM"). The managing general partner of LQP is Loral General Partner, Inc. ("LGP"), a subsidiary of Loral. As of December 31, 2000, Loral owned, directly or indirectly, 25,163,132 (approximately 39%) of the ordinary partnership interests of Globalstar, including interests attributable to 9,902,990 shares of Globalstar Telecommunications Limited ("GTL") outstanding common stock.

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

     On November 23, 1994, GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. GTL's sole business is acting as a general partner of Globalstar and its sole assets consist of its equity interests in Globalstar. The partners in Globalstar have the right to convert their partnership interests into shares of GTL common stock on an approximate one-for-four basis following the Full Constellation Date, as defined, of the Globalstar System and after at least two consecutive reported fiscal quarters of positive net income, subject to certain annual limitations. As of December 31, 2000, GTL owned 26,668,233 (41.3%) of Globalstar's outstanding ordinary partnership interests and 100% of the outstanding 8% and 9% convertible redeemable preferred partnership interests (the "RPPIs").

     Globalstar operates in one industry segment, satellite telecommunications, providing global mobile and fixed wireless voice and data services.

     In each of 1998 and 1997, GTL issued two-for-one stock splits to shareholders in the form of 100% stock dividends. Accordingly, all GTL share and per share amounts, have been restated to reflect the stock splits (see Note 11).

2. BASIS OF PRESENTATION

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% and 9% RPPIs in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, and its 11 3/8% senior notes due February 15, 2004 (the "Bond"). Globalstar expects that events of default will occur with regard to Globalstar's other three senior note indentures when interest payments become due in May and June of 2001. Accordingly, for reporting and accounting purposes, Globalstar classified the $500 million credit facility, the QUALCOMM

                                GLOBALSTAR, L.P.

vendor financing and the four senior notes as current obligations. See Globalstar's "Notes to Consolidated Financial Statements," Notes 7-9.

     Globalstar has retained The Blackstone Group as its financial adviser to assist in evaluating its business plan and developing initiatives, including restructuring its debt, identifying funding opportunities and pursuing other strategic alternatives. At Globalstar's expense, its bondholders have retained Akin Gump Strauss Hauer & Field LLP as counsel, and Jefferies and Company, Inc. as financial advisers. Globalstar is currently developing a new business plan that will offer a basis for a restructuring proposal that it will provide to its creditors. If it is unable to effectuate an out-of-court restructuring, Globalstar may be forced to seek protection under the federal bankruptcy laws. Moreover, its creditors may seek to initiate involuntary bankruptcy proceedings against Globalstar.

     As of December 31, 2000, Globalstar had approximately $197 million in cash and cash equivalents, including restricted cash. During 2001, Globalstar plans to use available funds to cover its cash out flow which it expects to include operating costs of approximately $94 million, progress payments toward the cost of procurement of eight additional satellites being constructed by SS/L of approximately $18 million and for the development and maintenance of the ground segment by QUALCOMM of $40 million. In addition, Globalstar expects to pay QUALCOMM approximately $19 million for the reimbursable cost of the production gateways. These expenditures will be offset by expected receipts of approximately $25 million from the service providers as reimbursement of production gateway payments made to QUALCOMM. Moreover, Globalstar expects it will expend an additional $49 million during 2001 for working capital requirements and restructuring and refinancing costs, partially offset by revenue receipts to be collected during the year. These cash requirements assume no interest, principal or dividend payments on outstanding debt and RPPIs. Globalstar believes that it has sufficient liquidity to fund its operations through 2001, exclusive of suspended debt service requirements and distribution payments on its preferred partnership interests.

     Globalstar's announcement in January 2001 of its intention to suspend payments under its long-term debt obligations and RPPIs, and its difficulty in securing additional financing raise substantial doubt about its ability to achieve successful operations. These factors raise doubt regarding Globalstar's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Globalstar has incurred cumulative ordinary partnership losses of $4.46 billion through December 31, 2000, which have been funded primarily through the issuance of partnership interests and debt by Globalstar.

3. IMPAIRMENT OF GLOBALSTAR SYSTEM

     Globalstar's revenue performance during the fourth quarter of 2000 has caused management, in conjunction with its service provider partners, to perform a reassessment of its business plan and long term revenue projections. In the fourth quarter of 2000, Globalstar recorded a $2.9 billion impairment charge related to the $3.2 billion carrying value of the Globalstar System, including spare satellites, launch deposits, unsold production gateways, user terminals and related assets. This charge resulted from the revision of estimates of gross cash flows through 2009, the estimated end of useful life of the Globalstar System, and the determination that these assets were impaired. The fair value, for purposes of measuring the impairment at December 31, 2000, was determined by discounting these cash flows. Gross cash flows are based on revenue projections offset by estimated expenditures for operations and capital expenditures. Revenue projections are based on Globalstar's current market outlook, which is significantly influenced by service provider projections.

                                GLOBALSTAR, L.P.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  Restricted Cash

     Restricted cash consists of payments received from service providers for the purchase of gateways. These funds are restricted and must be remitted to QUALCOMM in accordance with the gateway purchase agreement between Globalstar and QUALCOMM (see Note 5).

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

  Globalstar System

     The Globalstar System includes costs for the design, manufacture, test, launch and launch insurance for 52 low-earth orbit satellites, including four in-orbit spare satellites (the "Space Segment"), and ground and satellite operations control centers, gateways and user terminals (the "Ground System").

     Losses from unsuccessful launches and in-orbit failures of Globalstar's satellites, net of insurance proceeds, are recorded in the period incurred (see
Note 6).

                                GLOBALSTAR, L.P.

     The carrying value of the Globalstar System is reviewed for impairment whenever events or changes in circumstances indicate that the recorded value of the Space Segment and Ground Segment, taken as a whole, may not be recoverable. The Company looks to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If an impairment is determined to exist, any related impairment loss is calculated based on fair value (see Note 3).

  Globalstar System Under Construction

     At December 31, 2000, the Globalstar System under construction is comprised of further expenditures on system software for the improvement of system functionality. Prior to start of service in the first quarter of 2000, it included costs for the design, manufacture, test, launch and launch insurance for 52 low-earth orbit satellites, including four in-orbit spare satellites (the "Space Segment"), and ground and satellite operations control centers, gateways and user terminals (the "Ground System") which is now the Globalstar System.

  Deferred Financing Costs and Interest

     Deferred financing costs represent costs incurred in obtaining long-term credit facilities and the estimated fair value of warrant agreements issued in connection with the guarantee of these facilities (see Note 8). Such costs are being amortized over the terms of the credit facilities as interest. Total amortization of deferred financing costs for 2000, 1999 and 1998 was approximately $54.9 million, $18.6 million and $4.9 million, respectively. Accumulated amortization totaled $63.9 million and $33.7 million at December 31, 2000 and 1999, respectively.

     Interest costs incurred during the construction of the Globalstar System are capitalized. Total interest costs capitalized in 2000, 1999 and 1998 was approximately $9.8 million, $233.8 million and $178.7 million, respectively.

  Other Assets

     Other assets primarily includes the fair value of warrants issued to China Telecom (see Note 11), the Elsacom/Yuzhnoye advance, and expenditures, including license fees, legal fees and direct engineering and other technical support, for obtaining the required FCC licenses. Such amounts are amortized over periods of up to 10 years, the expected life of the first generation satellites. Accumulated amortization totaled $4.1 million at December 31, 2000. Other assets were written down by $68.5 million as a result of the impairment charge taken in the fourth quarter (see Note 3).

  Deferred Revenues

     Deferred revenues includes the advance payments from Globalstar's strategic partners to secure exclusive rights to Globalstar service territories and pre-committed gross revenue relating to promotional programs. The advance payments are recoverable by the service providers, through credits against a portion of the service fees payable to Globalstar, after the commencement of service. The promotional programs include a 25% discount on mobile usage fees and free minutes, accumulated based on usage, to service providers for the advance purchase of airtime. A number of Globalstar service providers have committed to pre-purchase discounted minutes of use, amounting to approximately $15.3 million in pre-committed gross revenue ($11.5 million net of 25% discount), of which $8.8 million had been received as of December 31, 2000. Of the prepaid committed revenue, $1.0 million has been recognized as of December 31, 2000.

  Vendor Financing

     Globalstar's contracts with Space Systems/Loral, Inc. ("SS/L"), a subsidiary of Loral, and QUALCOMM, called for a portion of the contract price to be deferred as vendor financing and to be repaid,

                                GLOBALSTAR, L.P.

over as long as a five-year period, commencing upon various dates (see Note 7). Amounts deferred as vendor financing are recorded as incurred.

  Senior Notes Payable

     Interest accrues on the $500 million, $325 million, $325 million and $300 million principal amount senior notes at 11 3/8%, 11 1/4%, 10 3/4% and 11 1/2% per annum, respectively. Globalstar is increasing the carrying value of the senior notes payable to their ultimate redemption value (see Note 9).

  Preferred Partnership Distributions

     Distributions are accrued on redeemable preferred partnership interests at the stated rate per annum. Distributions are recorded as reductions against the ordinary partnership capital accounts (see Notes 10 and 11).

  Stock-Based Compensation

     As permitted by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") Globalstar accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). The Company accounts for stock-based awards to nonemployees in accordance with SFAS 123 and its interpretations.

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

  Research and Development Expenses

     Globalstar's research and development costs, which are expensed as incurred, were $5.3 million, $94 million and $86 million in 2000, 1999 and 1998, respectively, and are included in operations expense.

  Net Loss Allocation

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

     Under the terms of Globalstar's partnership agreement, adjusted partners' capital accounts are calculated in accordance with the principles of U.S. Treasury regulations governing the allocation of taxable income and loss including adjustments to reflect the fair market value (including intangibles) of partnership assets upon certain capital transactions including a sale of partnership interests. Such adjustments are not permitted under

                                GLOBALSTAR, L.P.

generally accepted accounting principles and, accordingly, are not reflected in the accompanying consolidated financial statements.

  Income Taxes

     Globalstar was organized as a Delaware limited partnership. As such, no income tax provision (benefit) is included in the accompanying consolidated financial statements since U.S. income taxes are the responsibility of its partners. Generally, taxable loss, deductions and credits of Globalstar will be passed proportionately through to its partners.

  Earnings Per Ordinary Partnership Interest

     Due to Globalstar's net losses for 2000, 1999 and 1998, diluted weighted average ordinary partnership interests outstanding excludes the weighted average effect of: (i) the assumed conversion of the 8% Series A convertible redeemable preferred partnership interests (the "8% RPPIs") into 2.3 million and 3.4 million ordinary partnership interests for 2000 and 1999, respectively; (ii) the assumed conversion of the 9% Series B convertible redeemable preferred partnership interests (the "9% RPPIs") into 1.4 million and 0.1 million ordinary partnership interests for 2000 and 1999, respectively; (iii) the assumed issuance of ordinary partnership interests upon exercise of Globalstar warrants and GTL's outstanding options and warrants, into 9.3 million, 4.2 million and
2.6 million ordinary partnership interests for 2000, 1999, and 1998, respectively, and (iv) the assumed conversion, prior to the actual conversion in April 1998, of the 6 1/2% convertible redeemable preferred partnership interests (the "6 1/2% RPPIs") into 1.6 million ordinary partnership interests for 1998 (see Note 10) as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per ordinary partnership interest are based on the net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for 2000, 1999 and 1998.

  Comprehensive Loss

     During the periods presented, Globalstar had no changes in ordinary partner's capital from transactions or other events and circumstances from non-owners sources. Accordingly, a statement of comprehensive loss has not been provided.

  New Accounting Pronouncements

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities, and is effective for Globalstar's fiscal year 2001. Globalstar has not engaged in any transactions requiring the use of SFAS No. 133, accordingly SFAS No. 133 has no effect on its financial statements.

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. Globalstar has adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements as of December 31, 2000. Globalstar is currently evaluating the impact of adopting the remaining provisions of SFAS No. 140, which will be effective for transactions entered into after March 31, 2001.

  Reclassifications

     Certain reclassifications have been made to conform prior year amounts to the current year presentation.

                                GLOBALSTAR, L.P.

5. PRODUCTION GATEWAYS AND USER TERMINALS

     In order to accelerate the deployment of gateways around the world, Globalstar has agreed to help finance approximately $80 million of the cost of up to 32 of the initial 38 gateways. The contracts for the 38 gateways aggregate approximately $345 million. Ericsson, QUALCOMM and Telit are in the process of manufacturing approximately 300,000 handheld and fixed user terminals under contracts totaling $375 million from Globalstar and its service providers. The contract to order phones from Ericsson expires in May 2001. In the fourth quarter of 2000, Globalstar recorded a $2.9 billion impairment charge of which approximately $113 million was associated with the production gateways and user terminals (see Note 3).

     Globalstar has agreed to finance approximately $151 million of the cost of these handheld and fixed user terminals. Globalstar recoups such costs upon the acceptance by the service providers of the gateways and user terminals. Amounts reflected in the consolidated balance sheets represent the amounts financed under the above contracts as of December 31, 2000 and 1999.

6. PROPERTY AND EQUIPMENT

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         ---------    -------
                                                            (IN THOUSANDS)
Globalstar System......................................  $ 591,524    $    --
Leasehold improvements.................................      1,354      2,129
Furniture and office equipment.........................      7,943      9,231
                                                         ---------    -------
                                                           600,821     11,360
Accumulated depreciation...............................   (330,078)    (6,232)
                                                         ---------    -------
                                                         $ 270,743    $ 5,128
                                                         =========    =======

     Globalstar's property and equipment consists of an in-orbit satellite constellation, ground equipment located in the U.S. and support equipment located in various countries around the world. In the fourth quarter of 2000, Globalstar recorded a $2.9 billion impairment charge of which approximately $2.6 billion was associated with the above assets (see Note 3). Depreciation expense for 2000, 1999 and 1998 was $323.9 million, $2.3 million, and $1.7 million, respectively.

     On September 9, 1998, a malfunction of a Zenit 2 rocket resulted in the loss of 12 Globalstar satellites. A $17.3 million loss from the launch failure was recorded in the third quarter of 1998, which reflects the value of the satellites and related capitalized costs, net of insurance proceeds. This loss is included in launch related costs in the accompanying statements of operations.

     Globalstar has also agreed to purchase from SS/L eight spare satellites for $148 million (including performance incentives of up to $16 million). As of December 31, 2000, costs of $138 million (including a portion of the performance incentives) have been recognized for these spare satellites. Globalstar has secured from SS/L twelve and eighteen month call up orders for two additional Delta launch vehicles. The total future commitment for these launch vehicles is $89.5 million plus escalation of 3% per year. If these launch vehicles are not used by the end of 2003, Globalstar will incur a termination charge of approximately $18.6 million.

     Globalstar will receive from QUALCOMM or its licensee(s) a payment of approximately $400,000 for each installed gateway sold to a Globalstar service provider. As of December 31, 2000, 26 gateways have been sold resulting in a $7.2 million reduction in costs associated with the Globalstar System. In addition, Globalstar will receive a payment of up to $10 on each Globalstar user terminal shipped by the terminal manufacturer, until Globalstar funding of that design has been recovered.

                                GLOBALSTAR, L.P.

7. PAYABLES TO AFFILIATES AND VENDOR FINANCING

     In January 2001, Globalstar suspended indefinitely principal and interest payments on all of its vendor financing, in order to conserve cash for operations (see Note 2). Non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default" under the terms of the QUALCOMM vendor financing facility. An event of default has occurred in connection with the QUALCOMM vendor financing facility for failure to pay two installments of interest on January 15, 2001 for separate credit extensions made under the QUALCOMM vendor financing facility, such extensions also known as the "Tranche A Facility" and "Tranche B Facility" (or the "Tranche A and B Facilities"). Upon an event of default, lenders then holding more than sixty-six and seven-tenths percent (66.7%) of the then aggregate unpaid principal amount of the Tranche A and B Facilities then outstanding would, at their option, have the right to declare all of the amounts and obligations under the Tranche A and B Facilities immediately due and payable. As of March 26, 2001, no such declaration by QUALCOMM has been made. The amounts due under the QUALCOMM vendor financing facility have been presented in these financial statements as current liabilities because we expect such debt may become due by December 31, 2001.

     SS/L has provided $344 million of billings deferred under its construction contracts with Globalstar, comprised of: $120 million of orbital incentives, of which $44 million was repaid by Globalstar in 1999, $60 million was repaid in 2000 and $8 million is scheduled to be repaid in 2001; $90 million of vendor financing which bears interest and is repayable over five years commencing in 2001; and $134 million of non-interest bearing vendor financing, due over five years in equal monthly installments, commencing in 2000.

     Payables and vendor financing due to affiliates is comprised of the following (in thousands):

                                                     DECEMBER 31,    DECEMBER 31,
                                                         2000            1999
                                                     ------------    ------------
SS/L...............................................    $242,690        $346,537
QUALCOMM...........................................     565,642         501,647
Other affiliates...................................      10,824          14,147
                                                       --------        --------
                                                        819,156         862,331
Less, current portion..............................     621,105         606,020
                                                       --------        --------
Long-term portion..................................    $198,051        $256,311
                                                       ========        ========

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of accrued interest as of May 2000) with QUALCOMM that replaced the previous $100 million vendor financing agreement. The original terms provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans under Globalstar's $500 million credit facility (see Note 8). As of December 31, 2000, $550.7 million was outstanding under this facility (including $50.7 million of accrued interest). In connection with this agreement, QUALCOMM received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate one partnership interest for four shares of GTL common stock. Fifty percent of the warrants vested on the closing date, twenty five percent vested on September 1, 2000, and the remaining twenty five percent will vest on September 1, 2001. The warrants will expire in 2007. The fair value of the vested warrants totaled approximately $33.9 million and is being amortized over the term of the vendor financing arrangements. The fair value attributable to the unvested portion of such warrants, approximately $505,000, is subject to adjustment based upon the future value of GTL's common stock.

                                GLOBALSTAR, L.P.

8. CREDIT FACILITIES

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations (see Note
2). Non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default" under the terms of the $500 million credit facility. An event of default has occurred in connection with the $500 million credit facility for failure to pay two installments of interest on January 15, 2001 for two separate credit extensions made under the $500 million credit agreement, such extensions also known as "Term Loan A" (defined below) and "Term Loan B" (defined below; or "Term Loans A and B"). Upon an event of default, (i) with the consent of the Loral Satellite, Inc., the Administrative Agent, Bank of America, shall, by notice to Globalstar, declare the Revolver, Term Loan A and Term Loan B to be terminated forthwith and (ii) with the consent of the Loral Satellite, Inc., the Administrative Agent, Bank of America, shall, by notice of default to Globalstar, declare all loans made under the $500 million credit facility (with accrued interest thereon) to be immediately due and payable. As of March 26, 2001, no notice to Globalstar of termination or acceleration had occurred under the $500 million credit facility. The amounts due under the $500 million credit facility have been presented in these financial statements as current liabilities because we expect such debt may become due by December 31, 2001.

  $250 Million Credit Agreement

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank became due, and was thereupon repaid in full by its guarantors, including Lockheed Martin Corporation ("Lockheed Martin"), QUALCOMM, DASA and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements entered into in 1996, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, QUALCOMM, SS/L and DASA, respectively. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3%, and are presented as notes payable and notes payable to affiliates on the condensed consolidated balance sheet of Globalstar.

     On June 30, 2000, Loral paid $56.3 million on a net basis to Lockheed Martin in satisfaction of its obligation to indemnify Lockheed Martin for liability in excess of $150 million under Lockheed Martin's guarantee of Globalstar's $250 million credit facility. Accordingly, Loral is entitled to receive notes in respect thereof.

     Lockheed Martin, however, has rejected the notes it received and is instead asking Globalstar to issue new securities with additional rights and enhanced value, without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements.

     If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated the court would agree with Globalstar's interpretation of the agreements. Moreover, if as a result of this dispute, a holder of Globalstar public bonds claimed a cross default under the applicable indentures, and a court ruled against Globalstar, the final maturity date of the bonds would be accelerated. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

  $500 Million Credit Agreement with Affiliates

     On August 5, 1999, Globalstar entered into a $500 million credit agreement with a group of banks. The credit agreement provides for a $100 million three-year revolving credit facility ("Revolver"), a $100 million three-year term loan ("Term Loan A") and a $300 million four-year term loan ("Term Loan B"). The creditors' interests under the credit facility were purchased by a wholly owned subsidiary of Loral on November 17, 2000, which had previously guaranteed the facility. As of December 31, 2000, all amounts

                                GLOBALSTAR, L.P.

under the $500 million credit agreement were drawn. The following table presents the repayment schedule for Term Loan A, Term Loan B and the Revolver as per the original terms of the agreement. These amounts have been included in current liabilities (in thousands):

                                               TERM        TERM
                                              LOAN A      LOAN B     REVOLVER
                                             --------    --------    --------
2001.......................................  $ 50,000    $  6,000    $     --
2002.......................................    50,000      45,000     100,000
2003.......................................        --     249,000          --
                                             --------    --------    --------
Total payments.............................  $100,000    $300,000    $100,000
                                             ========    ========    ========

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

     In consideration for the guarantee by Loral in 1999, Loral and certain Loral subsidiaries received warrants to purchase an aggregate of 3,450,000 Globalstar partnership interests, valued at $141.1 million, (equivalent to approximately 13.8 million shares of common stock of GTL) at an exercise price of $91.00 per partnership interest (equivalent to $22.75 per share of GTL common stock). Fifty percent of the warrants vested in February 2000 and an additional 25% vested in August 2000. The outstanding warrants expire in 2006. Globalstar may call the warrants after August 5, 2001 if the market price of GTL common stock exceeds $45.50 for a defined period.

9. SENIOR NOTES AND WARRANTS

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments when they become due, and continuance of non-payment for 30 days, is an "event of default" under the terms of the senior note indentures. An event of default has occurred in connection with Globalstar's 11 3/8% senior notes due February 15, 2004 (the "Bond"). Under the terms of the Bond, the trustee for Globalstar's 11 3/8% senior notes or the holders of at least 25% in principal amount of such notes may declare the principal, accrued but unpaid interest, and liquidated damages (if any) on such securities to be due and payable immediately. Interest payments under the other three other indentures are due on May 15, June 1 and June 15, 2001; however, an "event of default" would occur only upon (i) non-payment of each indenture's interest payment after the expiration of the applicable 30-day grace period, or (ii) the acceleration of payment of Globalstar's defaulted
11 3/8% senior notes or its defaulted credit facilities. The amounts due under the senior notes have been presented in these financial statements as current liabilities because we expect such debts to become due by December 31, 2001. (See Note 2).

                                GLOBALSTAR, L.P.

                               DECEMBER 31,
                          -----------------------                                         EFFECTIVE
                             2000         1999                                     DUE     INTEREST      INTEREST
                          ----------   ----------     DATE SOLD      PRINCIPAL     DATE      RATE         PAYMENT
                              (IN THOUSANDS)        -------------   ------------   ----   ----------   -------------
11 3/8 Senior Notes
  (1)...................  $  484,352   $  480,567   February 1997   $500,000,000   2004     13.33%     Semi-annually
11 1/4 Senior Notes
  (2)...................     310,889      307,884     June 1997      325,000,000   2004     13.57%     Semi-annually
10 3/4 Senior Notes
  (3)...................     321,869      321,263   October 1997     325,000,000   2004     11.63%     Semi-annually
11 1/2 Senior Notes
  (4)...................     290,831      289,397     May 1998       300,000,000   2005     13.12%     Semi-annually
                          ----------   ----------
                          $1,407,941   $1,399,111
                          ==========   ==========

---------------
(1) Note may not be redeemed prior to February 2002 and is subject to a prepayment premium prior to 2004.

(2) Note may not be redeemed prior to June 2002 and is subject to a prepayment premium prior to 2004.

(3) Note may not be redeemed prior to November 2002 and is subject to a prepayment premium prior to 2004.

(4) Note may not be redeemed prior to June 2003 and is subject to a prepayment premium prior to 2005.

     As of December 31, 2000, there were outstanding warrants to purchase 3,810,469 shares of GTL common stock which were issued in connection with the 11 3/8 % Senior Notes, exercisable at a price of $17.394 per share, which expire on February 15, 2004. Any proceeds from the exercise of the warrants will be used to purchase Globalstar ordinary partnership interests.

     The senior notes rank pari passu with each other and with all of Globalstar's other existing indebtedness. The indentures for the notes contain certain covenants that among other things limit the ability of Globalstar to incur additional debt, issue preferred stock, or pay dividends and certain distributions. In certain limited circumstances involving a change of control of Globalstar, as defined, each note is redeemable at the option of the holder for 101% of the principal amount plus accrued interest.

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

11. ORDINARY PARTNERS' CAPITAL

  Capital Contribution

     In April 1998, China Telecom (Hong Kong) Group Ltd. ("China Telecom"), through a subsidiary, exercised a warrant to acquire 937,500 Globalstar ordinary partnership interests for $18,750,000. In addition, China Telecom has a warrant to acquire an additional 937,500 Globalstar ordinary partnership interests for $18,750,000. Globalstar had previously granted these warrants to China Telecom in connection with service provider arrangements in China under which China Telecommunications Broadcast Satellite Corporation ("ChinaSat") acts as the sole distributor of Globalstar service in China. The fair value of the warrants issued to China Telecom was approximately $31.9 million and has been recorded in the accompanying balance sheet in other assets and is being amortized over ten years, the expected life of the first generation of satellites. Accumulated amortization as of December 31, 2000 is $1.9 million.

                                GLOBALSTAR, L.P.

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

     On June 30, 1999 and November 29, 1999, 100 and 2,603,605 shares of 8%
Preferred Stock, respectively, were converted into 215 and 5,597,693 shares of GTL common stock, respectively. As a result of such conversions, the 8% RPPIs were converted into 1,382,284 Globalstar ordinary partnership interests. In connection with certain of the conversions, GTL agreed to issue 924,324 additional shares of GTL common stock representing the equivalent of the dividend pre-payments to which the holders would have been entitled if a redemption had been made. A corresponding dividend make-whole payment was also made by Globalstar for which an additional 231,081 Globalstar ordinary partnership interests were issued.

     On December 29, 2000, 200 shares of the 8% Preferred Stock were converted into 429 shares of GTL common stock. As a result of the conversion, the 8% RPPIs were converted into 106 Globalstar ordinary partnership interests. The remaining shares of 8% Preferred Stock outstanding at December 31, 2000 were convertible into 9,451,348 shares of GTL common stock.

     Each 8% RPPI is convertible into .53085 ordinary partnership interests, subject to adjustment in the event of subdivision, combination, or reclassification of the ordinary partnership interests. As of December 31, 2000, the outstanding 8% RPPIs were convertible into 2,333,666 of ordinary partnership interests.

     The 8% RPPIs rank pari passu with the 9% RPPIs and senior to ordinary partnership interests and have terms substantially similar to the 8% Preferred Stock. However, they are subordinate to all existing and future liabilities of Globalstar, and cash distributions thereon are limited to the amount of the partnership capital accounts that are maintained for such interests. The 8% RPPIs will convert to ordinary partnership interests upon any conversion of the 8% Preferred Stock into GTL common stock. As of December 31, 2000, the outstanding 8% RPPIs were convertible into 2,333,666 ordinary partnership interests. Payments due on the 8% RPPIs may be made in cash, Globalstar ordinary partnership interests or a combination of both at the option of Globalstar. Payments made during the fourth quarter of 2000 were paid with 179,766 ordinary partnership interests. In January 2001, Globalstar suspended distributions on the 8% RPPIs. As a result, GTL suspended dividend payments on the 8% Preferred Stock. The partnership agreement provides that, in the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the 8% Preferred Stock, holders of the majority of the outstanding 8% Preferred Stock and the holders of any other securities having similar voting rights will be entitled to elect one additional member to the general partners committee of Globalstar

  9% Series B Convertible Redeemable Preferred Partnership Interests

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

     In 2000, 41,510 shares of 9% Preferred Stock were converted into 79,958 shares of GTL common stock. As a result of such conversions, the 9% RPPIs were converted into 19,743 Globalstar ordinary partnership interests. As of December 31, 2000, the outstanding 9% Preferred Stock was convertible into 5,698,851 shares of GTL common stock.

                                GLOBALSTAR, L.P.

     Each 9% RPPI is convertible into .47562 ordinary partnership interests, subject to adjustment in the event of subdivision, combination, or reclassification of the ordinary partnership interests. As of December 31, 2000, the outstanding 9% Preferred RPPIs were convertible into 1,407,057 ordinary partnership interests.

     The 9% RPPIs rank pari passu with the 8% RPPIs and senior to ordinary partnership interests and have terms substantially similar to the 9% Preferred Stock. However, they are subordinate to all existing and future liabilities of Globalstar, and cash distributions thereon are limited to the amount of the partnership capital accounts that are maintained for such interests. The 9% RPPIs will convert to ordinary partnership interests upon any conversion of the 9% Preferred Stock into GTL common stock. As of December 31, 2000, the outstanding 9% RPPIs were convertible into 1,407,057 ordinary partnership interests. Payments due on the 9% RPPIs may be made in cash, Globalstar ordinary partnership interests or a combination of both at the option of Globalstar. Payments made during the fourth quarter of 2000 were paid with 249,175 ordinary partnership interests. In January 2001, Globalstar suspended distributions on the 9% RPPIs. As a result, GTL suspended dividend payments on the 9% Preferred Stock. The partnership agreement provides that, in the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the 9% Preferred Stock, holders of the majority of the outstanding 9% Preferred Stock and the holders of any other securities having similar voting rights will be entitled to elect one additional member to the general partners committee of Globalstar.

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

     On February 1, 2000, GTL sold 8,050,000 share of common stock in a public offering under its Shelf Registration Statement. The sale yielded net proceeds of approximately $268.5 million to GTL. GTL used the proceeds to purchase 1,987,654 ordinary partnership interests in Globalstar.

     On September 19, 2000, GTL entered into a purchase agreement with Bear Stearns International Limited ("Bear Stearns"), under which Bear Stearns agreed to purchase over several tranches, up to $105 million of shares of GTL common Stock. Sales under this agreement were subject to certain conditions, including the requirement that GTL's share price be trading higher then $4.50. During 2000, Bear Stearns purchased 4,050,000 shares of GTL common stock, resulting in net proceeds to GTL of $27.8 million. GTL used the proceeds from the sales to purchase 1,000,001 ordinary partnership interests in Globalstar.

     On September 29, 2000, Globalstar's founding partners, Loral, Vodafone, QUALCOMM, Elsacom and TE.SA.M, purchased an aggregate of 5.2 million shares of common stock of GTL for $56 million. GTL used the proceeds from the sales to purchase 1,295,360 ordinary partnership interests in Globalstar.

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

     Globalstar issued 6,825, 10,273 and 4,538 ordinary partnership interests during 2000, 1999 and 1998, respectively, in exchange for proceeds from GTL option exercises.

     On September 14, 1995, Loral, in its capacity as managing general partner, granted certain of its officers options to purchase 560,000 shares of the GTL common stock owned by Loral at an exercise price of $5.00 per share. The exercise price was greater than the market price at grant date. These options are immediately exercisable, of which 60,000 and 240,000 options were exercised in 2000 and 1998, respectively, and expire 12 years from date of grant.

     In October 1996 and in January 1998, Loral, in its capacity as managing general partner, granted certain of its officers options to purchase 608,000 and 20,000 shares, respectively, of GTL common stock owned by Loral at a price $6.34 and $12.50 below market price on the grant date. These options vest over a three year period and expire 10 years from date of grant; 40,000 options were exercised in 1999 and no options were cancelled during 2000, 1999 and 1998.

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

     As described in Note 4, Globalstar accounts for its employee stock-based compensation using the intrinsic value method in accordance with APB 25, Accounting for Stock Issued to Employees and its related interpretations. Accordingly, no compensation expense has been recognized in Globalstar's consolidated financial statements for employee stock-based compensation; except for $95,000, $1,154,000, $1,284,000 of compensation expense in 2000, 1999, and
1998, respectively, related to the below market option grants issued by Loral. In addition, during 2000, 1999 and 1998, GTL granted stock options to certain non-employees of Globalstar to purchase 167,000, 577,000 and 63,300, respectively, shares of GTL common stock. The fair value of such options totaled approximately $393,000 which has been recorded as additional investment in Globalstar and is being amortized by Globalstar over the vesting period. The fair value attributable to the unvested portion of such options is subject to adjustment based upon the future value of GTL's common stock.

     SFAS 123 requires the disclosure of pro forma net income and earnings per share as if Globalstar adopted the fair value method. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from Globalstar's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. Globalstar's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, six to twelve months following vesting; stock volatility, 70% for 2000, 50% for 1999 and 30% for 1998; risk free interest rates, 4.4% to 6.6% based on date of grant; and no dividends during the expected term. Globalstar's calculations are based on a multiple option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the awards had been amortized to expense over the vesting period of the awards, the pro forma net loss applicable to ordinary partnership interests and related loss

                                GLOBALSTAR, L.P.

per interest would have been $3,828,896,000 or $61.43 per ordinary partnership interest in 2000, $237,245,000 or $4.07 per ordinary partnership interest in 1999 and $154,303,000 or $2.74 per ordinary partnership interest in 1998.

     A summary of the status of the GTL stock option plan for the years ended December 31, 2000, 1999 and 1998 is presented below:

                                                                      WEIGHTED-
                                                                       AVERAGE
                                                                      EXERCISE
                                                          SHARES        PRICE
                                                         ---------    ---------
Outstanding at January 1, 1998.........................  1,383,440      14.03
Granted (weighted average fair value of $5.73 per
  share)...............................................    810,400      19.42
Forfeited..............................................    (54,000)     18.56
Exercised..............................................    (18,150)      4.16
                                                         ---------     ------
Outstanding at December 31, 1998.......................  2,121,690      16.06
Granted (weighted average fair value of $10.98 per
  share)...............................................  2,821,500      22.79
Forfeited..............................................   (258,300)     19.87
Exercised..............................................    (41,090)      4.71
                                                         ---------     ------
Outstanding at December 31, 1999.......................  4,643,800      20.03
Granted (weighted average fair value of $4.04 per
  share)...............................................  4,566,250       9.76
Forfeited..............................................   (984,750)     16.29
Exercised..............................................    (26,300)     10.72
                                                         ---------     ------
Outstanding at December 31, 2000.......................  8,199,000     $14.79
                                                         =========     ======
Options exercisable at December 31, 2000...............  1,123,816     $14.20
                                                         =========     ======
Options exercisable at December 31, 1999...............    584,433     $11.72
                                                         =========     ======
Options exercisable at December 31, 1998...............    291,890     $ 7.83
                                                         =========     ======

     The options generally expire ten years from the date of grant and become exercisable over the period stated in each option, generally ratably over a five-year period except for 4,336,250 options granted in 2000 which become exercisable ratably over a three-year period. All options granted were non-qualified stock options with an exercise price equal to fair market value at the date of grant. As of December 31, 2000, 1,704,100 shares of common stock were available for future grant under the Plan.

                                GLOBALSTAR, L.P.

     The following table summarizes information about GTL's outstanding stock options at December 31, 2000:

                                           OUTSTANDING
                               ------------------------------------         EXERCISABLE
                                             WEIGHTED                  ---------------------
                                              AVERAGE      WEIGHTED                 WEIGHTED
                                             REMAINING     AVERAGE                  AVERAGE
                                            CONTRACTUAL    EXERCISE                 EXERCISE
EXERCISE PRICE RANGE            NUMBER      LIFE-YEARS      PRICE       NUMBER       PRICE
--------------------           ---------    -----------    --------    ---------    --------
$1.64 to $3.00...............     18,000       9.92         $ 1.64            --     $   --
$3.01 to $4.64...............    318,400       4.97           4.10       301,400       4.16
$4.65 to $8.70...............  3,908,750       9.37           8.66        75,000       8.70
$8.71 to $17.15..............    889,400       6.65          13.70       455,500      13.46
$17.16 to $29.03.............  2,665,550       8.23          23.13       175,316      24.71
$29.04 to $31.41.............    398,900       8.26          30.72       116,600      30.83
                               ---------                               ---------
                               8,199,000       8.48         $14.79     1,123,816     $14.20
                               =========                               =========

12. PENSIONS AND OTHER EMPLOYEE BENEFITS

  Pensions

     Globalstar maintains a pension plan and a supplemental retirement plan. These plans are defined benefit pension plans and members in certain locations may contribute to the pension plan in order to receive enhanced benefits. Eligibility for participation in these plans varies and benefits are based on members' compensation and years of service. Globalstar's funding policy is to fund the pension plan in accordance with the Internal Revenue Code and regulations thereon and to fund the supplemental retirement plan on an actuarial basis, including service cost and amortization amounts. Plan assets are generally invested in U.S. government and agency obligations and listed stocks and bonds.

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

                                GLOBALSTAR, L.P.

     The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets for 2000 and 1999, and a statement of the funded status as of December 31, 2000 and 1999, respectively.

                                                PENSION BENEFITS      OTHER BENEFITS
                                               ------------------    ----------------
                                                2000       1999       2000      1999
                                               -------    -------    -------    -----
                                                           (IN THOUSANDS)
Reconciliation of benefit obligation
Obligation at January 1......................  $ 6,609    $ 6,348    $   814    $ 889
Service cost.................................      532        567        100       83
Interest cost................................      662        504        101       64
Participant contributions....................      106         86          9        7
Actuarial (gain) loss........................    1,439       (896)       388     (208)
Benefit payments.............................      (11)        --         (5)     (21)
                                               -------    -------    -------    -----
Obligation at December 31....................  $ 9,337    $ 6,609    $ 1,407    $ 814
                                               -------    -------    -------    -----
Reconciliation of fair value of plan assets
Fair value of plan assets at January 1.......  $ 8,343    $ 5,815    $    35    $  34
Actual return on plan assets.................     (723)     2,442          2        5
Employer contributions.......................       45         --         (4)      10
Participant contributions....................      106         86          9        7
Benefit payments.............................      (11)        --         (5)     (21)
                                               -------    -------    -------    -----
Fair value of plan assets at December 31.....  $ 7,760    $ 8,343    $    37    $  35
                                               -------    -------    -------    -----
Funded status
Funded status at December 31.................  $(1,577)   $ 1,734    $(1,371)   $ 778
Unrecognized (gain) loss.....................      354     (2,909)       195     (249)
Unrecognized prior service cost..............                            403
Unrecognized transition obligation (asset)...     (214)        --         --       --
                                               -------    -------    -------    -----
Net amount recognized in accrued
  liabilities................................  $(1,437)   $(1,175)   $  (773)   $ 529
                                               =======    =======    =======    =====

     The following table provides the components of net periodic benefit cost for the plans for the years ended December 31, 2000, 1999 and 1998, respectively (in thousands):

                                        PENSION BENEFITS           OTHER BENEFITS
                                     -----------------------    --------------------
                                     2000     1999     1998     2000    1999    1998
                                     -----    -----    -----    ----    ----    ----
Service cost.......................  $ 532    $ 568    $ 415    $100    $ 83    $ 66
Interest cost......................    662      504      419     101      63      61
Expected return on plan assets.....   (796)    (563)    (461)     (3)     (3)     (3)
Amortization of net (gain) loss....    (40)     (38)     (40)     38      38      39
Recognized actuarial (gain) loss...    (51)      --       --       4      --      --
                                     -----    -----    -----    ----    ----    ----
Net periodic benefit cost..........  $ 307    $ 471    $ 333    $240    $181    $163
                                     =====    =====    =====    ====    ====    ====

     The principal actuarial assumptions were:

                                                         2000    1999    1998
                                                         ----    ----    ----
Discount rate..........................................  7.75%   8.00%   7.00%
Expected return on plan assets.........................  9.50%   9.50%   9.50%
Rate of compensation increase..........................  4.25%   4.25%   4.25%

                                GLOBALSTAR, L.P.

     Actuarial assumptions used a health care cost trend rate of 7.35% decreasing gradually to 5.25% by 2003. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A 1% change in assumed health care cost trend rates for 2000 would have the following effects:

                                                       1% INCREASE    1% DECREASE
                                                       -----------    -----------
Effect on total service and interest cost components
  of net periodic postretirement health care benefit
  cost...............................................   $ 43,000       $ (33,000)
Effect on the health care component of the
  accumulated postretirement benefit obligation......    246,000        (194,000)

  Employee Savings Plan

     In April 1996, Globalstar adopted an employee savings plan which provides that Globalstar match the contributions of participating employees up to a designated level. Under this plan, the matching contributions in GTL common stock were approximately $701,000, $587,000 and $460,000 for 2000, 1999 and
1998, respectively.

13. REVENUE BY CUSTOMER LOCATION

     For 2000, Globalstar's gross service revenue before discounts and promotions by geographical location is as follows (in thousands):

Canada......................................................  $  650
Brazil......................................................     476
Australia...................................................     392
United States...............................................     357
Other.......................................................     931
                                                              ------
Gross service revenue before discounts and promotions.......  $2,806
                                                              ======

14. FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value.

     The carrying amounts of cash and cash equivalents approximates fair value because of the short maturity of those instruments. The fair value of the Senior Notes is based on market quotations. The fair value of the vendor financing, notes payable, notes payable to affiliates, revolving credit facility, term loan A and B is based on the ratio of the carrying amount to fair value of the senior notes.

                                GLOBALSTAR, L.P.

     The estimated fair values of Globalstar's financial instruments are as follows (in thousands):

                                           DECEMBER 31, 2000       DECEMBER 31, 1999
                                          --------------------    --------------------
                                          CARRYING      FAIR      CARRYING      FAIR
                                           AMOUNT      VALUE       AMOUNT      VALUE
                                          --------    --------    --------    --------
Cash and cash equivalents...............  $174,401    $174,401    $127,675    $127,675
Restricted cash.........................    22,448      22,448      46,246      46,246
Vendor financing........................   788,423      86,727     393,795     393,795
10 3/4% Senior notes....................   321,869      35,800     321,263     195,000
11 1/4% Senior notes....................   310,889      35,800     307,884     201,500
11 3/8% Senior notes....................   484,352      55,000     480,567     310,000
11 1/2% Senior notes....................   290,831      33,000     289,397     183,000
Notes payable...........................   157,420      16,904          --          --
Notes payable to affiliates.............   104,946      11,270          --          --
Revolving credit facility...............   100,000      11,000          --          --
Term Loan A.............................   100,000      11,000     100,000     100,000
Term Loan B.............................   300,000      33,000     300,000     300,000

15. RELATED PARTY TRANSACTIONS

     In addition to the transactions described in Notes 5, 6, 7, 8, 9, 10, 11 and 12, Globalstar has a number of other transactions with its affiliates. Globalstar believes that the arrangements are as favorable to Globalstar as could be obtained from unaffiliated parties. The following describes these related-party transactions.

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

     Globalstar has granted to QUALCOMM an irrevocable, non-exclusive, worldwide perpetual license to intellectual property owned by Globalstar in the Ground Segment and developed pursuant to the QUALCOMM agreement. QUALCOMM may, pursuant to such grant, use the intellectual property for applications other than the Globalstar System provided that QUALCOMM may not for a period of three years after its withdrawal as a strategic partner or prior to the third anniversary of the Full Constellation Date (as defined), whichever is earlier, engage in any business activity that would be in competition with the Globalstar System. The grant of intellectual property to QUALCOMM described above is generally royalty free. Under certain specified circumstances, however, QUALCOMM will be required to pay a 3% royalty fee on such intellectual property.

     A support agreement was entered into among QUALCOMM, Loral and Globalstar pursuant to which QUALCOMM agreed to assist Globalstar and SS/L with Globalstar's system design, support Globalstar and Loral with respect to various regulatory matters, and assist Globalstar and Loral in their marketing efforts with respect to Globalstar. As of December 31, 1998, this effort was complete. For the year ended December 31, 1998, QUALCOMM received approximately $187,000 for costs incurred in rendering such support and assistance.

     Globalstar has entered into agreements with certain limited partners, for approximately $6.9 million under which, Globalstar will provide for the integration and testing of the Globalstar System at certain of the partners' gateways.

                                GLOBALSTAR, L.P.

     Globalstar has entered into consulting agreements with certain limited partners. Costs incurred under these arrangements for the years ended December 31, 2000 and 1998 were approximately $1,050,000 and $309,000, respectively. There were no costs incurred under these arrangements in 1999.

     QUALCOMM initially agreed to grant at least one vendor a nonexclusive worldwide license to use QUALCOMM's intellectual property to manufacture and sell gateways to Globalstar's service providers. The foregoing license would be granted by QUALCOMM to one or more such vendors on reasonable terms and conditions, which will in any event not provide for royalty fees in excess of 7% of a gateway's sales price (not including the approximately $400,000 per gateway in recoupment expenses payable to Globalstar). Thus far, no other vendor has committed to manufacture gateways, and we do not expect any other vendor to manufacture gateways. QUALCOMM has granted a license to manufacture Globalstar user terminals to Ericsson and Telit and has also agreed to grant a similar license to at least one additional qualified manufacturer to enable it to manufacture and sell the Globalstar user terminals to service providers.

     Subsidiaries of Loral have formed joint ventures with partners which have executed service provider agreements granting the joint ventures exclusive rights to provide Globalstar service to users in Brazil, Canada, Mexico, and Russia as long as specified minimum levels of subscribers are met. Similar exclusive service provider agreements have been entered into with certain of Globalstar's limited partners for specific countries. These service providers will receive certain discounts from Globalstar's expected pricing schedule generally over a five-year period. Globalstar has also agreed to provide QUALCOMM, under certain circumstances, with capacity on the Globalstar System for its OmniTRACS services at its most favorable rates and to grant to QUALCOMM the exclusive right to utilize the Globalstar System to provide OmniTRACS-like services.

     Globalstar has granted to Hyundai Electronics Industries Co., Ltd. ("Hyundai") certain rights, including certain sub-contract rights with respect to its satellite constellation and the right, at Hyundai's election, to act as Globalstar's exclusive licensee authorized to manufacture and sell Globalstar Phones in South and North Korea.

     Total receivables due from affiliates and amounts financed under the production gateway and user terminal contracts is as follows (in thousands):

                                                              DECEMBER 31,
                                                           ------------------
                                                            2000       1999
                                                           -------    -------
SS/L.....................................................  $     3    $    21
Loral....................................................       61     15,413
Other affiliates.........................................   40,059     20,726
                                                           -------    -------
                                                           $40,123    $36,160
                                                           =======    =======

     Payables and vendor financing due to affiliates is as follows (in thousands):

                                                             DECEMBER 31,
                                                         --------------------
                                                           2000        1999
                                                         --------    --------
SS/L...................................................  $242,690    $346,537
QUALCOMM...............................................   565,642     501,647
Other affiliates.......................................    10,824      14,147
                                                         --------    --------
                                                          819,156     862,331
Less, current portion..................................   621,105     606,020
                                                         --------    --------
Long-term portion......................................  $198,051    $256,311
                                                         ========    ========

                                GLOBALSTAR, L.P.

     Total purchases from affiliates is as follows: (in thousands):

                                                 YEARS ENDED DECEMBER 31,
                                             --------------------------------
                                               2000        1999        1998
                                             --------    --------    --------
SS/L.......................................  $ 74,082    $512,815    $514,262
QUALCOMM...................................    99,988     350,565     379,151
Loral......................................     3,872       4,183       2,157
Other affiliates...........................     6,904      12,688       2,473
                                             --------    --------    --------
                                             $184,846    $880,251    $898,043
                                             ========    ========    ========

     Starting with commencement of service by Globalstar and upon receipt of revenue, LQP, the general partner of LQSS, will receive a managing partner's allocation equal to 2.5% of Globalstar's revenues up to $500 million plus 3.5% of revenues in excess of $500 million. Loral and QUALCOMM ultimately will receive 80% and 20%, respectively, of such distribution. Should Globalstar incur a net loss in any year following commencement of operations, the allocation for that year will be reduced by 50% and LQP will reimburse Globalstar for allocation payments, if any, received in any prior quarter of such year, sufficient to reduce its management allocation for the year to 50%. The managing partners allocation may be deferred (with interest at 4% per annum) in any quarter in which Globalstar would report negative cash flow from operations if the managing partner's allocation were made. As of December 31, 2000, the managing partner's allocation of $28,000 has been deferred.

16. REGULATORY MATTERS

     Globalstar and its operations are, and will be, subject to substantial U.S. and international regulation, including required regulatory approvals in each country in which Globalstar intends to provide service. Globalstar's business may be significantly affected by regulatory activities.

17. COMMITMENTS AND CONTINGENCIES

     Globalstar leases its primary facility from Lockheed Martin under a non-cancelable operating lease expiring in 2008. The lease contains renewal options for up to an additional ten years. The following table presents the future minimum lease payments required under operating leases that have an initial lease term in excess of one year (in thousands):

2001.......................................................  $ 3,228
2002.......................................................    3,235
2003.......................................................    3,170
2004.......................................................    3,242
2005.......................................................    3,280
Thereafter.................................................    9,871
                                                             -------
Total minimum lease payments...............................  $26,026
                                                             =======

     Rent expense for 2000, 1999 and 1998, was approximately $4.1 million, $4.1 million, and $3.1 million, respectively. Included in rent expense are payments to Lockheed Martin of $3.7 million, $2.9 million, and $2.7 million for 2000, 1999 and 1998, respectively.

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar, L.P. and Globalstar Capital Corporation (the "defendants") on behalf of the owners of 10 3/4% bonds, due November 2004 (the "Bonds") in Superior Court, New Castle County, Delaware. The Bonds were issued by Globalstar Capital Corporation and Globalstar, L.P. as joint obligors. The next interest payment payable on the Bonds is due

                                GLOBALSTAR, L.P.

May 1, 2001. The complaint alleges that the defendants repudiated the Bonds' Registration Statement, Prospectus and Indenture, without consent of the bondholders, when Globalstar announced that it was suspending its future interest payments on the Bonds. The complaint seeks damages in an unspecified amount. The defendants are required to respond to this complaint by April 23, 2001.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTIONS OF EXHIBIT
-------                     -----------------------
3.1       Memorandum of Association of Globalstar Telecommunications
          Limited(1)
3.2       Bye-Laws of Globalstar Telecommunications Limited, as
          amended, and including Schedule III annexed there to
          regarding the 8% Series A Convertible Redeemable Preferred
          Shares due 2011(10)
3.3       Schedule IV to the Bye-laws of Globalstar Telecommunications
          Limited regarding the 9% Series B Convertible Redeemable
          Preferred Shares due 2001(11)
4.1       Indenture dated as of February 15, 1997 relating to
          Globalstar's and Globalstar Capital Corporation's 11 3/8%
          Senior Notes due 2004(2)
4.2       Indenture dated as of June 1, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4% Senior Notes
          due 2004(3)
4.3       Indenture dated as of October 15, 1997 relating to
          Globalstar's and Globalstar Capital Corporation's 10 3/4%
          Senior Notes due 2004(4)
4.4       Indenture dated as of May 20, 1998 relating to Globalstar's and Globalstar Capital Corporation's 11 1/2% Senior Notes
          due 2005(5)
4.5       Form of note issued to guarantors of Globalstar's $250
          million credit facility(14)
10.1      Amended and Restated Agreement of Limited Partnership of
          Globalstar L.P., dated as of January 26, 1999, among
          Loral/QUALCOMM Satellite Services, L.P., Globalstar
          Telecommunications Limited, AirTouch Satellite Services,
          Inc., Dacom Corporation, Dacom International, Inc., Hyundai
          Corporation, Hyundai Electronics Industries Co., Ltd.,
          Loral/DASA Globalstar, L.P., Loral Space & Communications
          Ltd., San Giorgio S.p.A., Telesat Limited, TE. SA. M., and
          Vodafone Satellite Services Limited(10)
10.1.2    Amendment dated as of December 8, 1999 to the Amended and
          Restated Agreement of Limited Partnership of Globalstar,
          L.P.(11)
10.1.3    Amendment dated as of February 1, 2000 to the Amended and
          Restated Agreement of Limited Partnership of Globalstar,
          L.P.(13)
10.2      Subscription Agreements by and between Globalstar, L.P., and each of AirTouch Communications, Alcatel Spacecom, Loral
          General Partner, Inc., Hyundai/Dacom and Vodastar Limited(1)
10.3      Subscription Agreement by and between Globalstar, L.P. and
          Loral/QUALCOMM Satellite Services, L.P.(1)
10.4      Subscription Agreement by and between Globalstar, L.P. and
          Finmeccanica S.p.A.(1)
10.5      Subscription Agreement by and between Globalstar, L.P. and
          China Telecommunications Broadcast Satellite Corporation(10)
10.6      Form of Service Provider Agreements by and between
          Globalstar, L.P. and each of AirTouch Satellite Services,
          Inc., Finmeccanica S.p.A., Loral Globalstar, L.P.,
          Loral/DASA Globalstar, L.P., Hyundai/Dacom, TE. SA. M., and
          Vodastar Limited(1)
10.7      Development Agreement by and between QUALCOMM Incorporated and Globalstar, L.P.(1)
10.8      Contract between Globalstar, L.P. and Space Systems/Loral,
          Inc.(1)
10.9      Contract for the Development of Certain Portions of the
          Ground Operations Control Center between Globalstar and
          Loral Western Development Laboratories(1)
10.10     Contract for the Development of Satellite Orbital Operations
          Centers between Globalstar and Loral Aerosys, a division of
          Loral Aerospace Corporation(1)
10.11     1994 Stock Option Plan(6)+

EXHIBIT
NUMBER                      DESCRIPTIONS OF EXHIBIT
-------                     -----------------------
10.12     Amendment to 1994 Stock Option Plan(7)+
10.12.2   Amendment No. 2 to 1994 Stock Option Plan.(13)+
10.13     Revolving Credit Agreement dated as of December 15, 1995, as amended on March 25, 1996, among Globalstar, certain banks parties thereto and Chemical Bank, as Administrative
          Agent(2)
10.14     Second Amendment to Revolving Credit Agreement dated July
          31, 1997 among Globalstar, certain banks parties thereto and
          The Chase Manhattan Bank, as Administrative Agent(4)
10.15     Third Amendment to Revolving Credit Agreement dated as of
          October 15, 1997 among Globalstar, certain banks parties
          thereto and The Chase Manhattan Bank, as Administrative
          Agent(4)
10.16     Fourth Amendment to Revolving Credit Agreement dated as of
          November 13, 1998 among Globalstar, certain banks parties
          thereto and The Chase Manhattan Bank, as Administrative
          Agent(10)
10.17     Exchange and Registration Rights Agreement, dated as of
          December 31, 1994, among Globalstar, L.P. and AirTouch
          Satellite Services, Inc., Finmeccanica S.p.A., Loral
          Globalstar, L.P., Loral/DASA Globalstar, L.P.,
          Hyundai/Dacom, TE. SA. M., and Vodastar Limited(1)
10.18     Amendment to the Exchange and Registration Rights Agreement,
          dated as of April 8, 1998, among Globalstar, L.P.,
          Globalstar Telecommunications Limited and Telesat
          Limited(10)
10.19     Warrant Agreement dated as of February 19, 1997 relating to
          Warrants to purchase 4,129,000 shares of Common Stock of
          Globalstar Telecommunications Limited(2)
10.20     Registration Rights Agreement dated February 19, 1997
          relating to Globalstar's 11 3/8% Senior Notes due 2004 and the Company's Warrants to purchase 4,129,000 shares of
          Common Stock issued in connection therewith(2)
10.21     Registration Rights Agreement dated June 13, 1997 relating to Globalstar's and Globalstar Capital Corporation's 11 1/4%
          Senior Notes due 2004(3)
10.22     Registration Rights Agreement dated October 29, 1997
          relating to Globalstar's and Globalstar Capital
          Corporation's 10 3/4% Senior Notes due 2004(4)
10.23     Registration Rights Agreement dated May 20, 1998 relating to
          Globalstar's and Globalstar Capital Corporation's 11 1/2%
          Senior Notes due 2005(5)
10.24     Registration Rights Agreement dated as of July 6, 1998
          relating to 8,400,000 shares of Common Stock by and among
          Globalstar Telecommunications Limited, Loral Space &
          Communications Ltd., Quantum Partners LDC, Quasar Strategic
          Partners LDC and Quantum Industrial Partners LDC.(8)
10.25     Exchange Agreement dated as of September 28, 1998 relating to 717,600 shares of Common Stock by and between Loral Space
          & Communications Ltd., DACOM Corporation and DACOM
          International, Inc.(9)
10.26     Registration Rights Agreement dated as of January 26, 1999 relating to the Company's 8% Convertible Redeemable
          Preferred Stock(10)
10.27     Credit Agreement dated August 5, 1999 among Globalstar,
          L.P., Bank of America, National Association, as
          Administration Agent, Banc of America Securities LLC, as
          Sole Lead Arranger and Sole Book Manager, Credit Lyonnais,
          New York Branch, as Syndication Agent and Lehman Commercial
          Paper Inc., as Documentation Agent(12)
10.28     Registration Rights Agreement dated December 8, 1999
          relating to GTL's 9% Series B Preferred Stock due 2011(11)

EXHIBIT
NUMBER                      DESCRIPTIONS OF EXHIBIT
-------                     -----------------------
10.29     Fee Agreement dated as of April 19, 1996 by and among
          Globalstar, Globalstar Telecommunications Limited, Loral
          Corporation, Loral Space & Communications Ltd., QUALCOMM
          Limited Partner, Inc., Space Systems/Loral, Inc. and DASA
          Globalstar Limited Partner, Inc.(14)
10.30     Intercreditor Agreement dated as of April 19, 1996 by and
          among Globalstar, Globalstar Telecommunications Limited,
          Loral Corportation, Loral Space & Communications Ltd.,
          QUALCOMM Limited Partner, Inc., Space Systems/Loral, Inc,
          Inc. and DASA Globalstar Limited Partner, Inc.(14)
10.31     Waiver and Amendment dated as of June 30, 2000 to the Credit
          Agreement, dated as of August 5, 2000 by and among
          Globalstar, Bank of America, National Association, as
          administrative agent, and the several banks and other
          financial institutions from time to time thereto.(14)
10.32     Forbearance and Waiver Agreement dated as of June 30, 2000 between Globalstar and QUALCOMM Incorporated.(14)
10.33     Purchase Agreement dated as of September 18, 2000 among
          Globalstar Telecommunications Limited, Globalstar, L.P. and
          Bear Sterns International Limited.(15)
10.34     Subscription Agreement dated September 22, 2000 between
          Globalstar Telecommunications Limited and Loral Space &
          Communications Ltd.(16)
10.35     Assignment, Amendment and Release Agreement dated as of
          November 17, 2000 by and among the lenders parties to the
          Globalstar Credit Agreement, Loral Satellite, Inc., Loral
          Satcom Ltd., Loral Space & Communications Ltd., Loral Space
          & Communications Corporation, Globalstar, L.P. and Bank of
          America, National Association.(17)
10.36     Form of Incentive Retention Agreement+*
12        Statement Regarding Computation of Ratios*
21        List of Subsidiaries of the Registrant*
23        Consent of Deloitte & Touche LLP*
99.1      Financial Statements for Globalstar Capital Corporation*
99.2      Financial Statements for Loral/QUALCOMM Satellite Services,
          L.P.*

---------------
 (1) Incorporated by reference to GTL's Registration Statement on Form S-1 (No. 33-86808).

 (2) Incorporated by reference to GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1996.

 (3) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-25461).

 (4) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-41229).

 (5) Incorporated by reference to Globalstar's Registration Statement on Form S-4 (No. 333-57749).

 (6) Incorporated by reference to GTL's Registration Statement on Form S-3 (No. 333-6477).

 (7) Incorporated by reference to GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1997.

 (8) Incorporated by reference to Schedule 13D filed by Loral Space & Communications Ltd. on August 3, 1998.

 (9) Incorporated by reference to Schedule 13D filed by Loral Space & Communications Ltd. on February 10, 1999.

(10) Incorporated by reference to GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1998.

(11) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on December 21, 1999.

(12) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on August 6, 1999.

(13) Incorporated by reference to GTL's and Globalstar's Annual Report on Form 10-K for the Year Ended December 31, 1999.

(14) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on July 7, 2000.

(15) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on September 19, 2000.

(16) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on September 25, 2000.

(17) Incorporated by reference to GTL's and Globalstar's Current Report on Form 8-K filed on November 20, 2000.

   * Filed herewith.

   + Management compensation plan.