Form 10-Q
period 2001-03-31
GLOBALSTAR TELECOMMUNICATIONS LTD; GLOBALSTAR LP
filed 2001-05-15
CIK 933401, 1037927

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM                TO                .

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                                  CEDAR HOUSE
                                41 CEDAR AVENUE
                             HAMILTON HM12, BERMUDA
                           TELEPHONE: (441) 295-2244

                        COMMISSION FILE NUMBER: 0-25456

                     JURISDICTION OF INCORPORATION: BERMUDA

                     IRS IDENTIFICATION NUMBER: 13-3795510

                                GLOBALSTAR, L.P.
                                3200 ZANKER ROAD
                               SAN JOSE, CA 95134
                           TELEPHONE: (408) 933-4000

                       COMMISSION FILE NUMBER: 333-25461

                     JURISDICTION OF REGISTRATION: DELAWARE

                     IRS IDENTIFICATION NUMBER: 13-3759024

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     As of April 15, 2001, there were 109,433,817 shares of Globalstar Telecommunications Limited common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           GLOBALSTAR TELECOMMUNICATIONS LIMITED AND GLOBALSTAR, L.P.
                                   FORM 10-Q

                                     INDEX

Part I.   FINANCIAL INFORMATION
Item 1.   Financial Statements:
          Globalstar Telecommunications Limited (A General Partner of
          Globalstar, L.P.)...........................................    2
          Globalstar, L.P.............................................    9
Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   18
Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk........................................................   27
Part      OTHER INFORMATION
  II.
Item 1.   Legal Proceedings...........................................   28
Item 2.   Changes in Securities and Use of Proceeds...................   28
Item 3.   Defaults Upon Senior Securities.............................   28
Item 4.   Submission of Matters to Vote of Security Holders...........   29
Item 5.   Other Information...........................................   29
Item 6.   Exhibits and Reports on Form 8-K............................   29

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)       (NOTE)
ASSETS
Investment in Globalstar, L.P.:
  Redeemable preferred partnership interests................
  Dividends receivable......................................
  Ordinary partnership interests............................
  Ordinary partnership warrants.............................
                                                              -----------    -----------
          Total assets......................................  $        --    $        --
                                                              ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Dividends payable.........................................  $    10,687    $     3,308
  Equity losses in excess of partnership interests in
     Globalstar.............................................      709,322        683,339
                                                              -----------    -----------
                                                                  720,009        686,647
                                                              -----------    -----------
Commitments and contingencies (Note 5)
Shareholders' equity (deficit):
  Preference shares, $.01 par value, 20,000,000 shares
     authorized:
     8% Series A convertible redeemable preferred stock,
      (4,384,845 and 4,396,095 shares outstanding at March
      31, 2001 and December 31, 2000, respectively, $219
      million and $220 million redemption value at March 31,
      2001 and December 31, 2000, respectively).............      212,837        213,383
     9% Series B convertible redeemable preferred stock
      (2,594,490 and 2,958,490 shares outstanding at March
      31, 2001 and December 31, 2000, respectively, $130
      million and $148 million redemption value at March 31,
      2001 and December 31, 2000, respectively).............      125,898        143,561
  Common stock, $1.00 par value, 600,000,000 shares
     authorized (108,750,366 and 108,025,016 shares
     outstanding at March 31, 2001 and December 31, 2000,
     respectively)..........................................      108,750        108,025
  Paid-in capital...........................................    1,098,739      1,081,255
  Warrants..................................................       11,268         11,268
  Accumulated deficit.......................................   (2,277,501)    (2,244,139)
                                                              -----------    -----------
          Total shareholders' equity (deficit)..............     (720,009)      (686,647)
                                                              -----------    -----------
          Total liabilities and shareholders' equity
             (deficit)......................................  $        --    $        --
                                                              ===========    ===========

---------------

NOTE: The December 31, 2000 balance sheet has been derived from audited consolidated financial statements at that date.

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Equity in net loss applicable to ordinary partnership
  interests of Globalstar, L.P. ............................  $ 25,983    $ 82,202
Amortization of excess carrying value in Globalstar,
  L.P. .....................................................                 9,684
Dividend income on Globalstar, L.P. redeemable preferred
  partnership interests.....................................                 7,509
                                                              --------    --------
Net loss....................................................    25,983      84,377
Preferred dividends on convertible redeemable preferred
  stock.....................................................     7,379       7,509
                                                              --------    --------
Net loss applicable to common shareholders..................  $ 33,362    $ 91,886
                                                              ========    ========
Net loss per share -- basic and diluted.....................  $   0.31    $   0.98
                                                              ========    ========
Weighted average shares outstanding -- basic and diluted....   108,528      94,187
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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              --------    ---------
Operating activities:
  Net loss..................................................  $(25,983)   $ (84,377)
  Equity in net loss applicable to ordinary partnership
     interests of Globalstar, L.P. .........................    33,362       82,202
  Amortization of excess carrying value in Globalstar,
     L.P....................................................                  9,684
  Dividends accrued on redeemable preferred partnership
     interests..............................................    (7,379)          --
                                                              --------    ---------
  Net cash provided by operating activities.................        --        7,509
                                                              --------    ---------
Investing activities:
  Purchase of ordinary partnership interests in Globalstar,
     L.P. ..................................................               (270,359)
                                                              --------    ---------
  Net cash used in investing activities.....................        --     (270,359)
                                                              --------    ---------
Financing activities:
  Net proceeds from issuance of common stock upon exercise
     of options and warrants................................                  1,888
  Net proceeds from sale of common stock....................                268,471
  Payment of preferred stock dividends......................                 (7,509)
                                                              --------    ---------
  Net cash provided by financing activities.................        --      262,850
                                                              --------    ---------
Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents, beginning of period
                                                              --------    ---------
Cash and cash equivalents, end of period....................  $     --    $      --
                                                              ========    =========
Noncash transactions:
  Common stock issued upon conversion of convertible
     preferred securities...................................  $ 18,209    $
                                                              ========    =========
  Change in fair value of stock compensation for the benefit
     of Globalstar..........................................  $     --    $ (14,227)
                                                              ========    =========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited ("GTL") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of GTL, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with GTL's Annual Report on Form 10-K for the year ended December 31, 2000.

     GTL, a general partner of Globalstar, L.P., a Delaware limited partnership ("Globalstar"), was created to permit public equity ownership in Globalstar. GTL does not have any operations, any personnel or facilities, and does not manage the day-to-day operations of Globalstar. GTL has no other business or investments. GTL's sole asset is its investment in Globalstar and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. Accordingly, GTL's results of operations only reflect its proportionate share of Globalstar's results of operations, as presented on Globalstar's financial statements, and the appropriate amortization and interest associated with this investment.

     GTL accounts for its investment in Globalstar's ordinary partnership interests on an equity basis, recognizing its allocated share of net loss for each period since its initial investment on February 22, 1995. This investment includes the fair value of warrants received or acquired from Globalstar in 1996 and 1997 and the 8% convertible redeemable preferred partnership interests (the "8% RPPIs") and 9% convertible redeemable preferred partnership interests (the "9% RPPIs"). In 2000, Globalstar's losses reduced GTL's investment in Globalstar ordinary and preferred partnership interests to zero. Accordingly, GTL has discontinued providing for its allocated share of Globalstar's net losses and recognized the remaining unallocated losses as a result of its general partner status in Globalstar in proportion to its interests in the general partner interests outstanding. GTL, as a general partner of Globalstar, is jointly and severally liable with the other general partner for the recourse obligations of Globalstar, which GTL estimates to be approximately $1.4 billion as of March 31, 2001. As a result of its general partner status, GTL has recorded a cumulative liability of $709.3 million. Future funding or other assets, if any, of GTL may be utilized to fund this general partner liability.

2. ORGANIZATION AND BUSINESS

     As of March 31, 2001, GTL owned 41.4% of the outstanding ordinary partnership interests, 100% of the outstanding 8% RPPIs and 100% of the outstanding 9% RPPIs of Globalstar. As GTL's investment in Globalstar is GTL's only asset, GTL is dependent upon Globalstar's success and achievement of profitable operations for the recovery of its investment. GTL's equity securities and convertible securities are represented by equivalent Globalstar partnership interests on an approximate four-for-one basis.

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% and 9% convertible redeemable preferred partnership interests in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, and its 11 3/8% senior notes due February 15, 2004. Globalstar expects that events of default will occur with regard to Globalstar's other three senior note indentures in May and July of 2001. Accordingly,

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

for reporting and accounting purposes, Globalstar classified the $500 million credit facility, the QUALCOMM vendor financing and the four senior notes as current obligations.

     Globalstar is currently developing a new business plan that would form the basis for restructuring the company's finances. If it is unable to effectuate a restructuring acceptable to creditors, Globalstar may be forced to seek protection under the federal bankruptcy laws. Moreover, its creditors may initiate involuntary bankruptcy proceedings against Globalstar.

     Globalstar's announcement in January 2001 of its intention to suspend payments under its long-term obligations and dividend payments on its 8% RPPIs and 9% RPPIs and its difficulty in securing additional financing raise substantial doubt about its ability to achieve financial viability. These factors, in turn, raise doubt regarding GTL's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Earnings Per Share

     Due to GTL's net losses for the three months ended March 31, 2001 and 2000, diluted weighted average common shares outstanding excludes the weighted average effect of: (i) the assumed conversion of GTL's 8% Series A convertible redeemable preferred stock, due 2011, (the "8% Preferred Stock") into 9.4 million and 9.5 million common shares for the three months ended March 31, 2001 and 2000, respectively; (ii) the assumed conversion of GTL's 9% Series B convertible redeemable preferred stock, due 2011, (the "9% Preferred Stock") into 5.2 million and 5.8 million common shares for the three months ended March 31, 2001 and 2000, respectively, and (iii) the assumed exercise of outstanding options and warrants, into 12.0 million and 8.6 million common shares for the three months ended March 31, 2001 and 2000, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share is based on the net loss applicable to common shareholders and the weighted average common shares outstanding for the three months ended March 31, 2001 and 2000, respectively.

  Comprehensive Loss

     During the periods presented, GTL had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive loss has not been provided.

4. RESTRUCTURING

     Globalstar has undertaken a review of its operating costs and implemented cost saving measures. Globalstar has also retained The Blackstone Group to assist it in evaluating its business plan and developing initiatives, including restructuring its debt, identifying funding opportunities and pursuing other strategic alternatives. During the first quarter of 2001, Globalstar incurred a restructuring charge of approximately $3.4 million, of which $1.3 million has been paid out as of March 31, 2001. The charge consisted of the following: employee separation costs of $1.2 million relating to employees terminated on March 14, 2001; fees paid to Globalstar's restructuring specialists including financial advisors, legal counsel, and other advisors of $1.7 million, and fees paid to the bondholders' legal counsel and financial advisors of $0.5 million, substantially all of which will be paid out by June 30, 2001.

5. COMMITMENTS AND CONTINGENCIES

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar and Globalstar Capital Corporation on behalf of the owners of the 10 3/4% bonds, due November 2004 (the "Bonds") in

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

Superior Court, New Castle County, Delaware. Globalstar Capital Corporation and Globalstar, L.P. issued the Bonds as joint obligors. The next interest payment on the Bonds was due May 1, 2001. The complaint alleges that the defendants repudiated the Bonds' registration statement, prospectus and indenture, without consent of the bondholders, when Globalstar announced that it was suspending its future interest payments on the Bonds. On April 23, 2001, the defendants moved to dismiss the complaint for failure to state a cause of action. On June 7, 2001, arguments on this motion will be heard.

     Eismann v. Globalstar Telecommunications Limited, et al., and other similar actions. On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint are Loral Space & Communications Ltd. and Bernard Schwartz, the Chief Executive Officer of Globalstar. Globalstar is not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has allegedly been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL, and certain persons affiliated therewith (the "Excluded Persons"). Eighteen additional purported class action complaints have been filed in the United States District Court for the Southern District of New York by plaintiffs Chaim Kraus, L.A. Murphy, Eddie Maiorino, Damon Davis, Iskander Batyrev, Shelly Garfinkel, Sequoia Land Development and Phil Sigel, Michael Ceasar as Trustee for Howard Gunty Profit Sharing Plan, Colin Barry, James D. Atlas, Lawrence Phillips, Kent A. Hillemeir, Sarah Harman, Pablo Lozza, Joseph and Eudice Meyers, The 60223 Trust, Antonio and Lucia Maddalena and Chaim Troman on each of March 2, March 2, March 6, March 7, March 7, March 9, March 16, March 21, March 21, March 22, March 23, March 28, March 28, April 2, April 3, April 11, April 27 and May 1, 2001, respectively. These complaints allege claims against GTL, Loral, and Mr. Schwartz (and, in the case of the Sequoia, Atlas and Meyers complaints, two additional individual defendants, Messrs. Navarra and DeBlasio) that are substantially identical to those set forth in the Eismann action. The class of plaintiffs on whose behalf these lawsuits have been allegedly asserted are: with respect to the Kraus, Davis, Maiorino, Batyrev, Ceasar, Phillips, Hillemeir, Harman and The 60223 Trust actions, buyers of GTL common stock in the period from December 6, 1999, through October 27, 2000; with respect to the Murphy, Barry and Troman actions, buyers of GTL securities in the period from December 6, 1999, through October 27, 2000; with respect to the Sequoia/Sigel, Atlas and Meyers actions, buyers of GTL common stock in the period from December 6, 1999, through July 19, 2000; with respect to the Garfinkel and Lozza actions, buyers of GTL debt securities in the period from December 6, 1999, through October 27, 2000; and with respect to the Maddalena action, buyers of GTL securities in the period from October 11, 1999 through October 27, 2000. In each case the Excluded Persons are excepted from the class. GTL believes that it has meritorious defenses to these actions and intends to pursue them vigorously.

     Two contractual issues have recently arisen between Globalstar and Ericsson OMC Limited ("Ericsson"). Ericsson has taken the position that Globalstar has failed to satisfy minimum purchase requirements for phones under two contracts, one for the purchase of Fixed Access Units (FAU) and one for the purchase of mobile R290 units (R290). If the parties are unable to resolve their differences, the contracts provide for binding arbitration. With respect to the FAU contract, on May 4, 2001, Ericsson filed a demand for arbitration with the American Arbitration Association that seeks monetary damages in the amount of $31.0 million. Globalstar will seek to mitigate these asserted damages and may seek a right of offset to any such damages claimed by Ericsson.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     Since mid-March we have detected anomalous behavior in three of the satellites and removed them from service. Space Systems/Loral and Globalstar are working to determine the causes of the anomalies and whether full constellation health can be recovered without replacing the satellites with spares. Globalstar has four in-orbit spares, and is completing construction of eight on-ground spares, that can be used as replacements. Removing the satellites from service has had a minor effect on service in about half of the gateways. In these gateway service areas, which are primarily in the non-temperate zones of the world, a small number of users are currently experiencing brief losses of service. The affected gateways are experiencing between one and six service outages per day for durations ranging from six seconds to approximately five minutes per outage.

     There is no indication at this time that any other satellites are or will be affected. However, if the causes of the anomalies are found to be widespread, and the satellites cannot be repaired in-orbit or replaced with in-orbit spares, we may have to launch additional satellites in order to maintain an acceptable quality of service. If Globalstar decides at some point to launch some or all of its eight on-ground spare satellites, such launches will be subject to the risk of launch failure.

                                GLOBALSTAR, L.P.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PARTNERSHIP INTERESTS)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2001            2000
                                                              -----------    ------------
                                                              (UNAUDITED)       (NOTE)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  114,439     $   174,401
  Restricted cash...........................................      23,738          22,448
  Accounts receivable, net of allowance of $28 at March 31,
    2001 and $41 at December 31, 2000.......................         647             422
  Production gateways and user terminals....................      61,639          58,832
  Other current assets......................................       6,167           6,721
                                                              -----------    -----------
        Total current assets................................     206,630         262,824
Property and equipment:
  Globalstar System, net....................................     257,112         264,856
  Other property and equipment, net.........................         929             516
                                                              -----------    -----------
                                                                 258,041         265,372
Globalstar System under construction........................         434           1,634
Additional spare satellites.................................      17,294          14,758
Deferred financing costs....................................     110,786         125,176
Other assets................................................      30,476          32,512
                                                              -----------    -----------
        Total assets........................................  $  623,661     $   702,276
                                                              ===========    ===========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)
Current liabilities:
  Term loans payable to affiliates..........................  $  400,000     $   400,000
  Revolving credit facility to affiliates...................     100,000         100,000
  Senior notes payable ($1,450,000 aggregate principal
    amount).................................................   1,410,325       1,407,941
  Accounts payable..........................................       8,546          13,546
  Payable to affiliates.....................................      24,796          30,733
  Vendor financing liability................................     617,662         590,372
  Dividends payable.........................................      10,687           3,308
  Accrued expenses..........................................      11,144          18,997
  Accrued interest..........................................      87,901          34,224
                                                              -----------    -----------
        Total current liabilities...........................   2,671,061       2,599,121
Deferred revenues...........................................      37,108          37,952
Vendor financing liability, net of current portion..........     187,941         198,051
Accrued interest on notes payable...........................      18,462          12,366
Notes payable...............................................     150,000         150,000
Notes payable to affiliates.................................     100,000         100,000
Commitments and contingencies (Note 8)
Partners' capital (deficiency):
  8% Series A convertible redeemable preferred partnership
    interests (4,384,845 and 4,396,095 interests outstanding
    at March 31, 2001 and December 31, 2000, respectively,
    $219 million and $220 million redemption value at March
    31, 2001 and December 31, 2000, respectively)...........
  9% Series B convertible redeemable preferred partnership
    interests (2,594,490 and 2,958,490 interests outstanding
    at March 31, 2001 and December 31, 2000, respectively,
    $130 million and $148 million redemption value at March
    31, 2001 and December 31, 2000, respectively)...........
  Ordinary partnership interests (64,784,831 and 64,605,733
    interests outstanding at March 31, 2001 and December 31,
    2000, respectively).....................................  (2,744,438)     (2,598,910)
  Unearned compensation.....................................         (24)            (60)
  Warrants..................................................     203,551         203,756
                                                              -----------    -----------
        Total partners' capital (deficiency)................  (2,540,911)     (2,395,214)
                                                              -----------    -----------
        Total liabilities and partners' capital
        (deficiency)........................................  $  623,661     $   702,276
                                                              ===========    ===========

---------------
NOTE:The December 31, 2000 balance sheet has been derived from audited consolidated financial statements at that date.
           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT PER ORDINARY PARTNERSHIP INTEREST AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
Gross Revenue:
  Service...................................................  $  1,898    $    177
  Royalty income............................................        72         471
                                                              --------    --------
Total gross revenue.........................................     1,970         648
  Less, discounts and promotions on service revenue.........      (461)        (39)
                                                              --------    --------
Net revenue.................................................     1,509         609
                                                              --------    --------
Operating expenses:
  Operations................................................    22,391      39,650
  Marketing, general and administrative.....................    10,613      16,021
  Restructuring.............................................     3,408          --
  Depreciation and amortization.............................     9,758      80,168
                                                              --------    --------
          Total operating expenses..........................    46,170     135,839
                                                              --------    --------
Operating loss..............................................    44,661     135,230
Interest income.............................................     2,240       2,998
Interest expense............................................    95,666      76,397
                                                              --------    --------
Net loss....................................................   138,087     208,629
Preferred distributions on redeemable preferred partnership
  interests.................................................     7,379       7,509
                                                              --------    --------
Net loss applicable to ordinary partnership interests.......  $145,466    $216,138
                                                              ========    ========
Net loss per ordinary partnership interest -- basic and
  diluted...................................................  $   2.25    $   3.53
                                                              ========    ========
Weighted average ordinary partnership interests
  outstanding -- basic and diluted..........................    64,730      61,189
                                                              ========    ========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2001         2000
                                                              ---------    ---------
Operating activities:
  Net loss..................................................  $(138,087)   $(208,629)
  Deferred revenues.........................................       (844)       5,478
  Amortization of unearned compensation.....................        (26)      (1,986)
  Depreciation and amortization.............................      9,758       80,168
  Non-cash interest.........................................     16,569       12,925
  Changes in operating assets and liabilities:
     Accounts receivable....................................       (225)        (584)
     Other current assets...................................        554       (2,330)
     Other assets...........................................      1,173       (1,701)
     Accounts payable.......................................     (4,750)       4,694
     Payable to affiliates..................................      2,323       (3,560)
     Accrued expenses.......................................     (7,853)      (7,940)
     Accrued interest and other.............................     76,858       18,286
                                                              ---------    ---------
       Net cash used in operating activities................    (44,550)    (105,179)
                                                              ---------    ---------
  Investing activities:
     Globalstar System......................................        105      (20,228)
     Payable to affiliates for Globalstar System............     (3,895)      (2,838)
     Accounts payable.......................................       (250)      (3,786)
                                                              ---------    ---------
     Cash used for Globalstar System........................     (4,040)     (26,852)
     Advances for production gateways and user terminals....     (9,167)     (28,717)
     Cash receipts for production gateways and user
      terminals.............................................      6,360       17,244
     Receipt and use of restricted cash, net................     (1,290)      46,246
     Additional spare satellites, net of vendor financing...     (6,806)     (35,637)
     Purchases of property and equipment....................       (469)        (478)
                                                              ---------    ---------
       Net cash used in investing activities................    (15,412)     (28,194)
                                                              ---------    ---------
  Financing activities:
     Sale of ordinary partnership interests upon exercise of
      options and warrants..................................                   1,888
     Sale of ordinary partnership interests.................                 268,471
     Repayment of vendor financing..........................                 (22,450)
     Distributions on redeemable preferred partnership
      interests.............................................                  (7,509)
                                                              ---------    ---------
       Net cash provided by financing activities............         --      240,400
                                                              ---------    ---------
  Net increase (decrease) in cash and cash equivalents......    (59,962)     107,027
  Cash and cash equivalents, beginning of period............    174,401      127,675
                                                              ---------    ---------
  Cash and cash equivalents, end of period..................  $ 114,439    $ 234,702
                                                              =========    =========
  Noncash transactions:
     Conversion of redeemable preferred partnership
      interests into ordinary partnership interests.........  $  18,209
                                                              =========
     Change in fair value of Qualcomm warrants issued in
      connection with vendor financing......................  $    (205)
                                                              =========
     Dividends accrued......................................  $   7,379
                                                              =========
     Change in fair value of stock compensation.............  $     (62)   $ (14,227)
                                                              =========    =========

           See notes to condensed consolidated financial statements.

                                GLOBALSTAR, L.P.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Globalstar, L.P., a Delaware limited partnership ("Globalstar") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with Globalstar's Annual Report on Form 10-K for the year ended December 31, 2000.

2. ORGANIZATION AND BUSINESS

     The managing general partner of Globalstar is Loral/QUALCOMM Satellite Services, L.P. ("LQSS"). The general partner of LQSS is Loral/QUALCOMM Partnership, L.P. ("LQP"), a Delaware limited partnership comprised of subsidiaries of Loral Space & Communications Ltd., a Bermuda company (and with its subsidiaries "Loral") and QUALCOMM Incorporated ("QUALCOMM"). The managing general partner of LQP is Loral General Partner, Inc. ("LGP"), a subsidiary of Loral. As of March 31, 2001, Loral owned, directly and indirectly, 25,163,544 (approximately 39%) of the ordinary partnership interests of Globalstar, including interests attributable to 9,902,990 shares of Globalstar Telecommunications Limited ("GTL") outstanding common stock.

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

     On November 23, 1994, GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. GTL's sole business is acting as a general partner of Globalstar and its sole assets consist of its equity interests in Globalstar. The partners in Globalstar have the right to convert their partnership interests into shares of GTL common stock on an approximate one-for-four basis following the complete deployment of the Globalstar space segment and after at least two consecutive reported fiscal quarters of positive net income, subject to certain annual limitations. As of March 31, 2001, GTL owned 26,847,331 (41.4%) of Globalstar's outstanding ordinary partnership interests and 100% of the outstanding 8% and 9% convertible redeemable preferred partnership interests ("RPPIs").

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its RPPIs in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, and its 11 3/8% senior notes due February 15, 2004. Globalstar expects that events of default will occur with regard to Globalstar's other three senior note indentures in May and July of 2001. Accordingly, for reporting and accounting purposes, Globalstar classified

                                GLOBALSTAR, L.P.

the $500 million credit facility, the QUALCOMM vendor financing and the four senior notes as current obligations.

     Globalstar has retained The Blackstone Group as its financial adviser to assist in evaluating its business plan and developing initiatives, including restructuring its debt, identifying funding opportunities and pursuing other strategic alternatives. At Globalstar's expense, its bondholders have retained legal counsel and financial advisers. Globalstar is currently developing a new business plan that would form the basis for restructuring the company's finances. If it is unable to effectuate a restructuring acceptable to its creditors, Globalstar may be forced to seek protection under the federal bankruptcy laws. Moreover, its creditors may initiate involuntary bankruptcy proceedings against Globalstar.

     As of March 31, 2001, Globalstar had approximately $138 million in cash and cash equivalents, including restricted cash. During the remainder of 2001, Globalstar plans to use available funds to cover its cash out flow which it expects to include operating costs of approximately $76 million, progress payments toward the cost of procurement of eight additional satellites being constructed by SS/L of approximately $13 million and for the development and maintenance of the ground segment by QUALCOMM of $30 million. In addition, Globalstar expects to pay QUALCOMM, net of receipts from service providers for gateway sales, approximately $4 million for the cost of the production gateways. Globalstar expects it will expend an additional $15 million during the remainder of 2001 for working capital requirements and restructuring and refinancing costs, partially offset by revenue to be collected. These cash requirements assume no interest, principal or dividend payments on outstanding debt and RPPIs. Globalstar believes that it has sufficient liquidity to fund its operations through 2001, exclusive of suspended debt service requirements and distribution payments on its preferred partnership interests.

     Globalstar's announcement in January 2001 of its intention to suspend payments under its long-term debt obligations and RPPIs, and its difficulty in securing additional financing raise substantial doubt about its ability to achieve financial viability. These factors, in turn, raise doubt regarding Globalstar's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Globalstar has incurred cumulative ordinary partnership losses of $4.6 billion through March 31, 2001, which have been funded primarily through the issuance of partnership interests and debt by Globalstar.

     Globalstar operates in one industry segment, satellite telecommunications, providing global mobile and fixed wireless voice and data services.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Earnings Per Ordinary Partnership Interest

     Due to Globalstar's net losses for the three months ended March 31, 2001 and 2000, diluted weighted average ordinary partnership interests outstanding excludes the weighted average effect of: (i) the assumed conversion of the 8% convertible redeemable preferred partnership interests (the "8% RPPIs") into 2.3 million ordinary partnership interests for the three months ended March 31, 2001 and 2000, respectively; (ii) the assumed conversion of the 9% convertible redeemable preferred partnership interests (the "9% RPPIs") into 1.3 million and
1.4 million ordinary partnership interests for the three months ended March 31, 2001 and 2000, respectively, and (iii) the assumed issuance of ordinary partnership interests upon exercise of Globalstar warrants and GTL's outstanding options and warrants, into 10.8 million and 6.5 million ordinary partnership interests for the three months ended March 31, 2001 and 2000, respectively, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per ordinary partnership interest are based on the net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for the three months ended March 31, 2001 and 2000, respectively.

                                GLOBALSTAR, L.P.

  Additional Spare Satellites

     In connection with Globalstar's plan to suspended indefinitely principal and interest on its funded debt and dividend payments on its 8% and 9% RPPIs in order to conserve cash for operations, Globalstar has ceased the capitalization of interest for the assets under construction.

  Production Gateways and User Terminals

     These assets include both user terminals and receivables from service providers associated with the reimbursement of gateway acquisition and deployment costs previously paid by Globalstar to QUALCOMM. The collection of some of these receivables is delinquent and Globalstar has sent notices of default where appropriate. If the collection of these payments are unsuccessful, Globalstar will retain title to these gateways.

  Research and Development Expense

     Globalstar's research and development costs, which are expensed as incurred, were $2.0 million and $1.7 million for the three months ended March 31, 2001 and 2000, respectively, and are included in operations expense.

  Comprehensive Loss

     During the periods presented, Globalstar had no changes in ordinary partner's capital from transactions or other events and circumstances from non-owners sources. Accordingly, a statement of comprehensive loss has not been provided.

  New Accounting Pronouncements

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. Globalstar has adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements as of December 31, 2000. Globalstar believes that adopting the remaining provisions of SFAS No. 140, which will be effective for transactions entered into after March 31, 2001, will not have a significant impact on its financial results.

  Reclassifications

     Certain reclassifications have been made to conform prior period amounts to the current period presentation.

4. PAYABLES TO AFFILIATES AND VENDOR FINANCING

     In May 2000, Globalstar finalized $531.1 million of vendor financing arrangements (including $31.1 million of accrued interest as of May 2000) with QUALCOMM that replaced the previous $100 million vendor financing agreement. The original terms provided for interest at 6%, a maturity date of August 15, 2003 and required repayment pro rata with the term loans under Globalstar's $500 million credit facility (see Note 5). As of March 31, 2001, $564.7 million was outstanding under this facility (including $64.7 million of accrued interest). In connection with this agreement, QUALCOMM received warrants to purchase 3,450,000 Globalstar partnership interests at an exercise price of $42.25 per interest. The exercise price was determined by reference to the fair market value of GTL's common stock on the closing date of the vendor financing, based on an approximate ratio of one partnership interest for every four shares of GTL common stock. Fifty

                                GLOBALSTAR, L.P.

percent of the warrants vested on the closing date, twenty five percent vested on September 1, 2000, and the remaining twenty five percent will vest on September 1, 2001. The warrants will expire in 2007. The fair value of the vested warrants totaled approximately $33.9 million and is being amortized over the term of the vendor financing arrangements. The fair value attributable to the unvested portion of such warrants, approximately $300,000, is subject to adjustment based upon the future value of GTL's common stock.

     SS/L has provided $344 million of billings deferred under its construction contracts with Globalstar, which are comprised of: $120 million of orbital incentives, of which $44 million was repaid by Globalstar in 1999, $60 million was repaid in 2000 and $8 million is expected to be repaid in 2001; $90 million of vendor financing, which bears interest and is repayable over five years commencing in 2001; and $134 million of non-interest bearing vendor financing, due over five years in equal monthly installments, commencing in 2000.

     In January 2001, Globalstar suspended indefinitely principal and interest payments on all of its vendor financing, in order to conserve cash for operations (see Note 2). Non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default" under the terms of the QUALCOMM vendor financing facility. An event of default occurred on January 15, 2001, when Globalstar failed to pay interest with respect to separate credit extensions made under the QUALCOMM vendor financing facility, such extensions also known as the "Tranche A Facility" and "Tranche B Facility" (or the "Tranche A and B Facilities"). Upon an event of default, lenders then holding more than sixty-six and seven-tenths percent (66.7%) of the then aggregate unpaid principal amount of the Tranche A and B Facilities then outstanding would, at their option, have the right to declare all of the amounts and obligations under the Tranche A and B Facilities immediately due and payable. As of April 30, 2001, QUALCOMM had not made such a declaration. The amounts due under the QUALCOMM vendor financing facility have been presented in these financial statements as current liabilities because we expect such debt to become due by March 31, 2002.

     Payables and vendor financing due to affiliates is comprised of the following (in thousands):

                                               PAYABLES TO AFFILIATES          VENDOR FINANCING
                                              -------------------------    -------------------------
                                              MARCH 31,    DECEMBER 31,    MARCH 31,    DECEMBER 31,
                                                2001           2000          2001           2000
                                              ---------    ------------    ---------    ------------
SS/L........................................   $   256       $ 4,984       $240,915       $237,706
QUALCOMM....................................    10,462        14,925        564,688        550,717
Other affiliates............................    14,078        10,824             --             --
                                               -------       -------       --------       --------
                                                24,796        30,733        805,603        788,423
Less, current portion.......................    24,796        30,733        617,662        590,372
                                               -------       -------       --------       --------
Long-term portion...........................   $    --       $    --       $187,941       $198,051
                                               =======       =======       ========       ========

5. CREDIT FACILITY

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations (see Note
2). Non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default" under the terms of the $500 million credit facility. An event of default occurred on January 15, 2001 under the $500 million credit facility when Globalstar failed to pay interest with respect to two separate credit extensions made under the $500 million credit agreement, such extensions also known as "Term Loan A" (defined below) and "Term Loan B" (defined below; or "Term Loans A and B"). Upon an event of default, (i) with the consent of Loral Satellite, Inc., the Administrative Agent, Bank of America, may, or upon the request of Loral Satellite, Inc., the Administrative Agent shall, by notice to Globalstar, declare the Revolver, Term Loan A and Term Loan B to be terminated forthwith and (ii) with the consent of Loral Satellite, Inc., the Administrative Agent, Bank of

                                GLOBALSTAR, L.P.

America, may, or upon the request of Loral Satellite, Inc., the Administrative Agent shall, by notice of default to Globalstar, declare all loans made under the $500 million credit facility (with accrued interest thereon) to be immediately due and payable. As of April 30, 2001, no notice of termination or acceleration had been given to Globalstar. The amounts due under the $500 million credit facility have been presented in these financial statements as current liabilities because we expect such debt to become due by March 31, 2002.

6. SENIOR NOTES AND WARRANTS

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations (see Note
2). Non-payment of interest on Globalstar's debt instruments when they become due, and continuance of non-payment for 30 days, is an "event of default" under the terms of the senior note indentures. An event of default has occurred in connection with Globalstar's 11 3/8% senior notes due February 15, 2004 (the "Bond"). Under the terms of the Bond, the trustee for Globalstar's 11 3/8% senior notes or the holders of at least 25% in principal amount of such notes may declare the principal, accrued but unpaid interest, and liquidated damages (if any) on such securities to be due and payable immediately. Interest payments under the three other indentures are due on May 1, June 1 and June 20, 2001; however, an "event of default" would occur only upon (i) non-payment of each indenture's interest payment after the expiration of the applicable 30-day grace period, or (ii) the acceleration of payment of Globalstar's defaulted 11 3/8% senior notes or its defaulted credit facilities. The amounts due under the senior notes have been presented in these financial statements as current liabilities because we expect such debts to become due by March 31, 2002 (see
Note 2).

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

7. RESTRUCTURING

     Globalstar has undertaken a review of its operating costs and implemented cost saving measures. Globalstar has also retained The Blackstone Group to assist it in evaluating its business plan and developing initiatives, including restructuring its debt, identifying funding opportunities and pursuing other strategic alternatives. During the first quarter of 2001, Globalstar incurred a restructuring charge of approximately $3.4 million, of which $1.3 million has been paid out as of March 31, 2001. The charge consisted of the following: employee separation costs of $1.2 million relating to employees terminated on March 14, 2001; fees paid to Globalstar's restructuring specialists including financial advisors, legal counsel, and other advisors of $1.7 million, and fees paid to the bondholders' legal counsel and financial advisors of $0.5 million, substantially all of which will be paid out by June 30, 2001.

8. COMMITMENTS AND CONTINGENCIES

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar and Globalstar Capital Corporation on behalf of the owners of the 10 3/4% bonds, due November 2004 (the "Bonds") in Superior Court, New Castle County, Delaware. Globalstar Capital Corporation and Globalstar, L.P. issued the Bonds as joint obligors. The next interest payment on the Bonds was due May 1, 2001. The complaint alleges that the defendants repudiated the Bonds' registration statement, prospectus and indenture, without consent of the bondholders, when Globalstar announced that it was suspending its future interest payments on the Bonds. On April 23, 2001, the defendants moved to dismiss the complaint for failure to state a cause of action. On June 7, 2001, arguments on this motion will be heard.

                                GLOBALSTAR, L.P.

     Two contractual issues have recently arisen between Globalstar and Ericsson OMC Limited ("Ericsson"). Ericsson has taken the position that Globalstar has failed to satisfy minimum purchase requirements for phones under two contracts, one for the purchase of Fixed Access Units (FAU) and one for the purchase of mobile R290 units (R290). If the parties are unable to resolve their differences, the contracts provide for binding arbitration. With respect to the FAU contract, on May 4, 2001, Ericsson filed a demand for arbitration with the American Arbitration Association that seeks monetary damages in the amount of $31.0 million. Globalstar will seek to mitigate these asserted damages and may seek a right of offset to any such damages claimed by Ericsson.

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank, which was fully drawn, matured and was thereupon repaid in full by its guarantors, including Lockheed Martin Corporation. Pursuant to the relevant agreements entered into in 1996, Globalstar issued to all the guarantors three-year notes in proportion to the principal amount of the credit facility guaranteed. Lockheed Martin, however, has rejected the notes it received and is instead asking Globalstar to issue new securities with additional rights and enhanced value without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements. If the dispute is not resolved, we cannot be sure that if the matter were litigated, a court would agree with Globalstar's interpretation of the agreements. Moreover, if, as a result of this dispute, a holder of Globalstar's public bonds claimed a cross default under the applicable indenture, and a court ruled against Globalstar, the maturity date of the bonds would be accelerated. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

     Since mid-March we have detected anomalous behavior in three of the satellites and removed them from service. Space Systems/Loral and Globalstar are working to determine the causes of the anomalies and whether full constellation health can be recovered without replacing the satellites with spares. Globalstar has four in-orbit spares, and is completing construction of eight on-ground spares, that can be used as replacements. Removing the satellites from service has had a minor effect on service in about half of the gateways. In these gateway service areas, which are primarily in the non-temperate zones of the world, a small number of users are currently experiencing brief losses of service. The affected gateways are experiencing between one and six service outages per day for durations ranging from six seconds to approximately five minutes per outage.

     There is no indication at this time that any other satellites are or will be affected. However, if the causes of the anomalies are found to be widespread, and the satellites cannot be repaired in-orbit or replaced with in-orbit spares, we may have to launch additional satellites in order to maintain an acceptable quality of service. If Globalstar decides at some point to launch some or all of its eight on-ground spare satellites, such launches will be subject to the risk of launch failure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Globalstar and GTL or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of either Globalstar or GTL. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond Globalstar's or GTL's control. Some of these factors and conditions include: (i) Globalstar subscriber demand to date has been lower than expected; (ii) an event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing with QUALCOMM, and its 11 3/8% senior notes due February 15, 2004; as a result, these debt obligations are subject to acceleration; (iii) Globalstar has cash to fund its operations only through 2001; (iv) dependence on service providers to market Globalstar service and implement important parts of its system and on third parties to complete its system; (iv) Globalstar will require additional financing; (v) satellites in orbit may fail prematurely; (vi) severe competition in the telecommunications industry; (vii) Globalstar is subject to regulation and (viii) GTL's recovery of its investment in Globalstar is dependent upon Globalstar's ability to generate or raise additional cash. For a detailed discussion of these factors and conditions, please refer to the most recent Report on Form 10-K that Globalstar and GTL filed with the SEC. In addition, Globalstar operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond Globalstar's control.

GENERAL OVERVIEW

     GTL, a general partner of Globalstar, was created to permit public equity ownership in Globalstar. GTL does not have any operations, any personnel or facilities, and does not manage the day-to-day operations of Globalstar. GTL has no other business or investments. GTL's sole asset is its investment in Globalstar, and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. Accordingly, GTL's results of operations only reflect its proportionate share of Globalstar's results of operations, as presented on Globalstar's financial statements, and the appropriate amortization and interest associated with this investment. Therefore, matters discussed in this section address the financial condition and results of operations of Globalstar.

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% and 9% convertible redeemable preferred partnership interests ("RPPIs") in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, and its 11 3/8% senior notes due February 15, 2004. Globalstar expects that events of default will occur with regard to Globalstar's other three senior note indentures in May and July of 2001. Accordingly, for reporting and accounting purposes, Globalstar classified the $500 million credit facility, the QUALCOMM vendor financing and the four senior notes as current obligations.

RESULTS OF OPERATIONS

     Globalstar commenced commercial operations in the first quarter of 2000, and as of April 30, 2001, was providing service through 25 gateways, with an additional operational gateway awaiting licensing approval. Those 25 gateways provide coverage to 109 countries, including all of North and South America (excluding northwestern Alaska and portions of Canada above 70 degrees north latitude), Europe and Russia. As of

March 31, 2001, Globalstar had approximately 40,700 commercial subscribers on the system. For the three months ended March 31, 2001, Globalstar recorded gross service revenue of $1.9 million and provided approximately 4,045,000 minutes of billable telecommunication services compared to $177,000 and 550,000 minutes for the three months ended March 31, 2000. This increase is largely attributable to the continued deployment of service provider gateways and distribution channels during 2000 and increased penetration of Globalstar's target markets. The discounts offered for Globalstar service increased to $461,000 from $39,000 for the three months ended March 31, 2001 and 2000, respectively, as a result of increased system usage.

     Globalstar has offered promotional programs to its service providers, including a 25% discount on mobile usage fees and free minutes for the advance purchase of airtime. A number of Globalstar service providers have committed to pre-purchase discounted minutes of use, amounting to approximately $15.3 million in pre-committed gross revenue ($11.5 million net of 25% discount), of which $8.8 million had been received as of March 31, 2001. Of the prepaid committed revenue, $1.8 million has been recognized as of March 31, 2001.

     Royalty income relating to Globalstar user terminals sold by user terminal manufacturers declined to $72,000 from $471,000 for the three months ended March 31, 2001 and 2000, respectively. The decline is primarily the result of reduced shipments of Globalstar user terminals from manufacturers as user terminal distribution channel inventories have increased from early service levels and user terminal sales to subscribers have not achieved initial projections.

     Operating Expenses. Operations costs decreased to $22.4 million for the three months ended March 31, 2001 from $39.7 million for the three months ended March 31, 2000. The decline is primarily the result of reduced gateway installation and testing activity.

     Marketing, general and administrative expenses decreased to $10.6 million for the three months ended March 31, 2001 from $16.0 million for the three months ended March 31, 2000. The decrease is primarily the result of decreased advertising and promotional costs in 2001 as the intense marketing effort associated with the introduction of Globalstar service in 2000 has not been repeated in 2001.

     Restructuring costs of $3.4 million were incurred, of which $1.3 million has been paid out, in the three months ended March 31, 2001. The costs consisted of the following: employee separation costs of $1.2 million; fees paid to Globalstar's restructuring specialists including financial advisors, legal counsel, and other advisors of $1.7 million and fees paid to the bondholders' legal counsel and financial advisors of $0.5 million, substantially all of which will be paid out by June 30, 2001.

     Depreciation and amortization expenses decreased to $9.8 million for the three months ended March 31, 2001 from $80.2 million for the three months ended March 31, 2000. The decrease is primarily the result of reduced asset carrying values resulting from asset impairment charges recognized during the fourth quarter of 2000.

     Interest income decreased to $2.2 million for the three months ended March 31, 2001 from $3.0 million for the three months ended March 31, 2000. The decrease is the result of lower average cash balances available for investment during 2001.

     Interest expense increased to $95.6 million for the three months ended March 31, 2001 from $76.4 million for the three months ended March 31, 2000. This increase is the result of increased outstanding debt balances, which are subject to higher interest rates in the event of default, and Globalstar ceasing to capitalize interest in the first quarter of 2001.

     Preferred distributions decreased to $7.4 million for the three months ended March 31, 2001 from $7.5 million for the three months ended March 31, 2000. The decrease is primarily the result of conversions of the 8% and 9% convertible redeemable preferred partnership interests that occurred during 2000 and the first quarter of 2001.

     As a result of the above, the net loss applicable to ordinary partnership interests decreased to $145.5 million from $216.1 million for the three months ended March 31, 2001 and 2000, respectively.

     Income Taxes. Globalstar is organized as a limited partnership. As such, no income tax provision or benefit is included in the accompanying financial statements since U.S. income taxes are the responsibility of its partners. Generally, taxable income or loss, deductions and credits of Globalstar are passed through to its partners.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2001, Globalstar had approximately $138 million in cash and cash equivalents, including restricted cash. During the remainder of 2001, Globalstar plans to use available funds to cover its cash out flow which it expects to include operating costs of approximately $76 million, progress payments toward the cost of procurement of eight additional satellites being constructed by SS/L of approximately $13 million and for the development and maintenance of the ground segment by QUALCOMM of $30 million. In addition, Globalstar expects to pay QUALCOMM, net of receipts from service providers for gateway sales, approximately $4 million for the cost of the production gateways. Globalstar expects it will expend an additional $15 million during the remainder of 2001 for working capital requirements and restructuring and refinancing costs, partially offset by revenue to be collected. These cash requirements assume no interest, principal or dividend payments on outstanding debt and RPPIs. Globalstar believes that it has sufficient liquidity to fund its operations through 2001, exclusive of suspended debt service requirements and distribution payments on its preferred partnership interests.

     Cash and cash equivalents, including restricted cash, decreased from $197 million at December 31, 2000 to $138 million at March 31, 2001. The net decrease is primarily the result of net cash used in operating activities of $45 million, investments in the Globalstar ground segment of $4 million, net disbursements for production gateways and user terminals of $3 million and net expenditures for additional spare satellites of $7 million.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. Globalstar has adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements as of December 31, 2000. Globalstar believes that adopting the remaining provisions of SFAS No. 140, which will be effective for transactions entered into after March 31, 2001, will not have a significant impact on its financial results.

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

THE RATE OF GROWTH FOR THE SERVICE HAS NOT BEEN SUFFICIENT TO SUSTAIN GLOBALSTAR'S COST OF OPERATIONS.

     Low earth orbit satellite telecommunications systems are a new business sector that has not yet succeeded in the marketplace. Globalstar commenced commercial service in early-2000 but had acquired only 40,700 commercial subscribers by March 31, 2001, too few to generate sufficient revenue to cover Globalstar's operating costs and service its debt. On January 16, 2001, Globalstar announced that it was not generating sufficient cash flow from operations and that it would suspend indefinitely payments on its funded debt. By announcing a financial restructuring, Globalstar became vulnerable to additional risks, namely, that potential subscribers may defer subscribing for fear that Globalstar will cease operating in the near future, and that potential investors, partners and service providers would withhold investment because of Globalstar's uncertain future. If Globalstar is unable to restructure its debt obligations and, ultimately, generate positive additional cash flows from operations, Globalstar is unlikely to survive as a going concern.

GLOBALSTAR DEPENDS ON SERVICE PROVIDERS TO MARKET ITS SERVICE AND IMPLEMENT IMPORTANT PARTS OF ITS SYSTEM.

     Globalstar depends on unaffiliated service providers to purchase, install and operate gateway equipment, to sell phones and to market Globalstar service in each country where the service provider holds exclusive rights. We cannot be sure that these service providers will be successful, and in some countries they have not initiated service according to their schedules, or sold as much usage as they originally anticipated. Globalstar service providers are generally not earning revenues sufficient to fund their operating costs. We cannot be sure that they will continue operations until Globalstar's financial restructuring is completed. Globalstar has been unable to find suitable new or replacement service providers for several important regions and countries, including Japan, India, Malaysia and Indonesia, the Philippines and other parts of Southeast Asia. Neither has Globalstar been able to find purchasers for gateways which were ordered and later cancelled. Our inability to offer service in these areas ultimately reduces overall demand for our service and undermines its value for potential users who require global service or service in Southeast Asia and the Indian subcontinent. In addition to the lack of global service availability, roaming is not yet available in certain countries because the affected service providers have been unable to date to reach business arrangements with one another.

     Some of the service providers have defaulted on gateway payments due to Globalstar and are in arrears on service fee payments. We depend on prompt payment of such fees to fund operations and expansion of the system. These delinquencies have contributed, and may continue to contribute, to Globalstar's inability to fund its operations.

GLOBALSTAR HAS DEFAULTED ON CERTAIN DEBT PAYMENTS.

     See Note 2, "Organization and Business," for a discussion of the "event of default" under certain of Globalstar's debt obligations, and the potential of future defaults for non-payment of interest after the applicable grace period under Globalstar's other debt instruments.

GLOBALSTAR HAS CASH TO FUND ITS OPERATIONS ONLY THROUGH 2001.

     As of March 31, 2001, Globalstar had approximately $138 million in cash and cash equivalents, including restricted cash. During the remainder of 2001, Globalstar plans to use available funds to cover its cash out flow which it expects to include operating costs of approximately $76 million, progress payments toward the cost of procurement of eight additional satellites being constructed by SS/L of approximately $13 million and for the development and maintenance of the ground segment by QUALCOMM of $30 million. In addition, Globalstar expects to pay QUALCOMM, net of receipts from service providers for gateway sales, approximately $4 million for the cost of the production gateways. Globalstar expects it will expend an additional $15 million during the remainder of 2001 for working capital requirements and restructuring and refinancing costs, partially offset by revenue to be collected. These cash requirements assume no interest, principal or dividend payments on outstanding debt and RPPIs. Globalstar believes that it has sufficient liquidity to fund its operations through 2001, exclusive of suspended debt service requirements and distribution payments on its preferred partnership interests.

     We do not expect that Globalstar will be generating sufficient revenues at the conclusion of 2001 to continue operations beyond 2001 without additional financing. It is expected that Globalstar's revised business plan and restructuring proposal will include provisions for additional financing from new investments in Globalstar to be made prior to the conclusion of 2001. There can be no assurance that such financing will be available on terms acceptable to Globalstar, if at all. If Globalstar is unable to obtain such financing, it will cease to operate as a going concern after 2001.

GTL MAY BE SUBJECT TO DE-LISTING ACTION BY NASDAQ.

     On March 1, 2001, GTL was advised by NASDAQ that if by May 30, 2001, the bid price for GTL's common stock fails to be $1.00 or more for a period of at least ten consecutive days, NASDAQ will commence de-listing action against GTL. On April 6, 2001, NASDAQ requested GTL to provide an explanation of GTL's plans for complying with NASDAQ requirements. GTL responded on April 20, 2001. A de-listing action by NASDAQ would result in a material adverse effect on the liquidity of GTL shares and may also have an adverse effect on its trading value. There can be no assurance that if GTL is de-listed from NASDAQ, there will be any future trading market for the GTL common stock.

GLOBALSTAR MAY FILE FOR BANKRUPTCY PROTECTION; GTL'S EQUITY INTEREST IN GLOBALSTAR MAY BE SEVERELY DILUTED OR ELIMINATED ENTIRELY IN CONNECTION WITH A GLOBALSTAR BANKRUPTCY OR RESTRUCTURING PROCEEDING.

     Globalstar is currently developing a business plan that would form the basis for restructuring the company's finances. Globalstar may be unable to effectuate a financing proposal under its business plan due to certain restrictive covenants of existing agreements or because it is unable to reach agreements with its creditors. If it is unable to effectuate a restructuring acceptable to its creditors, Globalstar may file for bankruptcy protection. Moreover, its creditors may initiate involuntary bankruptcy proceedings against Globalstar. GTL's equity interest in Globalstar may be severely diluted or eliminated entirely in connection with any such restructuring or bankruptcy proceeding.

LOCKHEED MARTIN IS DISPUTING GLOBALSTAR'S RIGHT TO ISSUE IT A $150 MILLION NOTE IN SATISFACTION OF PAYMENTS MADE UNDER A GUARANTY.

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank, which was fully drawn, matured and was thereupon repaid in full by its guarantors, including Lockheed Martin Corporation. Pursuant to the relevant agreements entered into in 1996, Globalstar issued to all the guarantors three-year notes in proportion to the principal amount of the credit facility guaranteed. Lockheed Martin, however, has rejected the notes it received and is instead asking Globalstar to issue new securities with additional rights and enhanced value without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements. If the dispute is not resolved, we cannot be sure that if the matter were litigated, a court would agree with Globalstar's interpretation of the agreements. Moreover, if, as a result of this dispute, a holder of Globalstar's public bonds claimed a cross default under the applicable indenture, and a court ruled against Globalstar, the maturity date of the bonds would be accelerated. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

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

     Since mid-March we have detected anomalous behavior in three of the satellites and removed them from service. Space Systems/Loral and Globalstar are working to determine the causes of the anomalies and whether full constellation health can be recovered without replacing the satellites with spares. Globalstar has four in-orbit spares, and is completing construction of eight on-ground spares, that can be used as replacements. Removing the satellites from service has had a minor effect on service in about half of the gateways. In these gateway service areas, which are primarily in the non-temperate zones of the world, a small number of users are currently experiencing brief losses of service. The affected gateways are experiencing between one and six service outages per day for durations ranging from six seconds to approximately five minutes per outage.

     There is no indication at this time that any other satellites are or will be affected. However, if the causes of the anomalies are found to be widespread, and the satellites cannot be repaired in-orbit or replaced with in-orbit spares, we may have to launch additional satellites in order to maintain an acceptable quality of service. If Globalstar decides at some point to launch some or all of its eight on-ground spare satellites, such launches will be subject to the risk of launch failure.

GLOBALSTAR FACES SPECIAL RISKS BY DOING BUSINESS IN DEVELOPING MARKETS AND FACES CURRENCY RISKS.

     Based on business operations in 2000, in which we earned about 87% of our revenue overseas, we expect that most of our business in the future will be conducted outside the United States. International operations are subject to changes in domestic and foreign government regulations and telecommunications standards, tariffs or taxes and other trade barriers. Political, economic or social instability or other developments, including currency fluctuations, could also adversely affect Globalstar's operations. In addition, Globalstar's contracts may be governed by foreign law or enforceable only in foreign jurisdictions. As a result, Globalstar may find it hard to enforce its rights under these agreements if there is a dispute.

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

GLOBALSTAR'S BUSINESS IS REGULATED, CAUSING UNCERTAINTY AND ADDITIONAL COSTS.

     Globalstar's operations are and will continue to be subject to United States and foreign regulation. Globalstar's service providers must be authorized in each of the markets in which they intend to provide service. Globalstar and its service providers may not be able to obtain or retain all regulatory approvals needed for operations. For example, Vodafone's affiliate, Globalstar Southern Africa, has not yet received a license from the government although its gateway has been operational for more than a year. Regulatory changes, such as those resulting from judicial decisions and/or adoption of treaties, legislation or regulation in countries where Globalstar intends to operate, may also significantly affect Globalstar's business.

GLOBALSTAR FACES INTENSE COMPETITION FROM BOTH DIRECT AND INDIRECT COMPETITORS, AND ADDITIONAL DIRECT COMPETITORS PLAN TO ENTER THE MARKET SOON.

     Iridium L.L.C. has emerged from bankruptcy with no debt under new ownership and resumed commercial service in competition with Globalstar in April 2001. It has secured a two-year contract valued at $72 million from the U.S. Department of Defense. ICO/Teledesic has also emerged from bankruptcy, and is expected to complete its system and compete with Globalstar in the future. If Constellation Communications, Inc. and Mobile Communications Holdings, Inc., which have held licenses from the Federal Communications Commission since July 1997, attract financing, build their systems and begin operations; they will become direct competitors as well.

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

     Ericsson has discontinued manufacturing fixed terminals and has advised Globalstar and the service providers that it will accept additional orders for its portable phones until May 2001. Ericsson has further taken the position that Globalstar has failed to satisfy minimum purchase requirements for phones under two contracts, one for the purchase of Fixed Access Units (FAU) and one for the purchase of mobile R290 units (R290). With respect to the FAU contract, Ericsson has initiated arbitration proceedings the outcome of which is uncertain.

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

     - Globalstar is currently managed by a committee of its general partners, a majority of the representatives on which may be designated by Loral, which in turn owns Space Systems/Loral, Inc., a contractor of Globalstar. Loral is also a significant creditor of Globalstar.

     - Several Globalstar service providers and their retail distributors are cellular operators and may have an incentive to favor terrestrial wireless services over satellite services in certain markets.

AS A GENERAL PARTNER, GTL IS LIABLE FOR THE RECOURSE DEBT AND OTHER OBLIGATIONS OF GLOBALSTAR.

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partners for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of March 31, 2001. Certain of Globalstar's debt, including the public debt, is non-recourse to the general partners. Future funding, if any, or assets of GTL, may be utilized to fund this general partner liability.

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

     In January 2001, GTL announced that it was suspending indefinitely dividend payments on its 8% preferred stock and its 9% preferred stock. Under the terms of each such series of preferred stock, if GTL should fail to pay dividend payments on such series for an aggregate of six quarters, holders of the majority of the outstanding shares of that series will have the right to elect up to two additional members to GTL's Board of Directors. Globalstar's partnership agreement further provides that in the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the 8% preferred stock and/or the 9% preferred stock, holders of the majority of such outstanding preferred stock, voting together as a class, will have the right to appoint one additional member to Globalstar's general partners committee.

PATENTS HELD BY OTHER FIRMS OR INDIVIDUALS MAY BLOCK GLOBALSTAR'S PATENTS.

     Because the U.S. patent application process is confidential, there can be no assurance that third parties, including competitors of Globalstar, do not have patents pending or issued that could result in infringement by Globalstar. In such an event, Globalstar could be required to redesign some part of its system or pay royalties for use of the third parties' patents, which could increase cost or delay implementation of certain features or functions. In January 2000, TRW asserted in a letter to Globalstar that certain TRW patents may be infringed. Globalstar denied the assertion, and the matter is still under discussion.

VOLATILITY OF MARKET VALUES.

     Our stock price and the fair value of our senior notes experienced substantial price volatility in the period before we announced that we would restructure our debt. This volatility may continue as Globalstar restructures its debt obligations and increases cash flows from operations. These factors, as well as general economic conditions, actions of our competitors, and political conditions may materially adversely affect our market values in the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2001 and December 31, 2000, the fair value of Globalstar's long-term debt and interest bearing vendor financing (collectively, "long-term obligations") was estimated to be $209 million and $330 million, respectively, using quoted market prices or, in the case of vendor financing and term-loans with variable interest rates, the ratio of the carrying amount to fair value of the senior notes for 2001 and 2000. The long-term obligations carrying value exceeded fair value by $2.8 billion and $2.6 billion as of March 31, 2001 and December 31, 2000, respectively. Market rate risk on long-term obligations is estimated as the potential increase in annual interest expense resulting from a hypothetical one percentage point increase in interest rates and amounted to approximately $7 million and $29 million as of March 31, 2001 and December 31, 2000, respectively.

                           PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar and Globalstar Capital Corporation on behalf of the owners of the 10 3/4% bonds, due November 2004 (the "Bonds") in Superior Court, New Castle County, Delaware. Globalstar Capital Corporation and Globalstar, L.P. issued the Bonds as joint obligors. The next interest payment on the Bonds was due May 1, 2001. The complaint alleges that the defendants repudiated the Bonds' registration statement, prospectus and indenture, without consent of the bondholders, when Globalstar announced that it was suspending its future interest payments on the Bonds. On April 23, 2001, the defendants moved to dismiss the complaint for failure to state a cause of action. On June 7, 2001, arguments on this motion will be heard.

     Eismann v. Globalstar Telecommunications Limited, et al., and other similar actions. On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint are Loral Space & Communications Ltd. and Bernard Schwartz, the Chief Executive Officer of Globalstar. Globalstar is not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has allegedly been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL, and certain persons affiliated therewith (the "Excluded Persons"). Eighteen additional purported class action complaints have been filed in the United States District Court for the Southern District of New York by plaintiffs Chaim Kraus, L.A. Murphy, Eddie Maiorino, Damon Davis, Iskander Batyrev, Shelly Garfinkel, Sequoia Land Development and Phil Sigel, Michael Ceasar as Trustee for Howard Gunty Profit Sharing Plan, Colin Barry, James D. Atlas, Lawrence Phillips, Kent A. Hillemeir, Sarah Harman, Pablo Lozza, Joseph and Eudice Meyers, The 60223 Trust, Antonio and Lucia Maddalena and Chaim Troman on each of March 2, March 2, March 6, March 7, March 7, March 9, March 16, March 21, March 21, March 22, March 23, March 28, March 28, April 2, April 3, April 11, April 27 and May 1, 2001, respectively. These complaints allege claims against GTL, Loral, and Mr. Schwartz (and, in the case of the Sequoia, Atlas and Meyers complaints, two additional individual defendants, Messrs. Navarra and DeBlasio) that are substantially identical to those set forth in the Eismann action. The class of plaintiffs on whose behalf these lawsuits have been allegedly asserted are: with respect to the Kraus, Davis, Maiorino, Batyrev, Ceasar, Phillips, Hillemeir, Harman and The 60223 Trust actions, buyers of GTL common stock in the period from December 6, 1999, through October 27, 2000; with respect to the Murphy, Barry and Troman actions, buyers of GTL securities in the period from December 6, 1999, through October 27, 2000; with respect to the Sequoia/Sigel, Atlas and Meyers actions, buyers of GTL common stock in the period from December 6, 1999, through July 19, 2000; with respect to the Garfinkel and Lozza actions, buyers of GTL debt securities in the period from December 6, 1999, through October 27, 2000; and with respect to the Maddalena action, buyers of GTL securities in the period from October 11, 1999 through October 27, 2000. In each case the Excluded Persons are excepted from the class. GTL believes that it has meritorious defenses to these actions and intends to pursue them vigorously.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     As previously reported in Globalstar's Form 10-K for the year ended December 31, 2000, on January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% and 9% convertible redeemable preferred partnership interests ("RPPIs") in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, and its 11 3/8% senior notes due February 15, 2004. Globalstar expects that events of default will occur with regard to Globalstar's other three senior note indentures when interest payments become due in May and June of 2001. As of the date of filing of this Form 10-Q, the total arrearages on the defaulted issues of securities are as follows: $20.0 million with respect to the $500 million credit facility, $74.0 million with respect to the vendor financing facility with QUALCOMM, $28.4 million with respect to the 11 3/8% senior notes due February 15, 2004, $4.4 million with respect to the 8% convertible redeemable preferred partnership interests, and $3.1 million with respect to the 9% convertible redeemable preferred partnership interests.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

        The following exhibits are filed as part of this report:

        Exhibit 12    Statement Regarding Computation of Ratios
        Exhibit 99.1  Financial Statements for Loral Qualcomm Satellite Services,
                      L.P.
        Exhibit 99.2  Financial Statements for Globalstar Capital Corporation

     (b) Reports on Form 8-K

          DATE OF REPORT                                    DESCRIPTION
          --------------                                    -----------
January 16, 2001..................  Other Events -- Indefinite Suspension of Principal and
                                    Interest Payments on all of its Funded Debt