Form 10-Q
period 2002-03-31
GLOBALSTAR TELECOMMUNICATIONS LTD; GLOBALSTAR LP
filed 2002-05-15
CIK 933401, 1037927

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO               .

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED

                                  CEDAR HOUSE
                                41 CEDAR AVENUE
                             HAMILTON HM12, BERMUDA
                           TELEPHONE: (441) 295-2244

                        COMMISSION FILE NUMBER: 0-25456

                        BERMUDA                                                 13-3795510
            (JURISDICTION OF INCORPORATION)                            (IRS IDENTIFICATION NUMBER)

                                GLOBALSTAR, L.P.
                                3200 ZANKER ROAD
                               SAN JOSE, CA 95134
                           TELEPHONE: (408) 933-4000

                       COMMISSION FILE NUMBER: 333-25461

                        DELAWARE                                                13-3759024
             (JURISDICTION OF REGISTRATION)                            (IRS IDENTIFICATION NUMBER)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [ ]

     As of April 30, 2002, there were 113,056,619 shares of Globalstar Telecommunications Limited common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           GLOBALSTAR TELECOMMUNICATIONS LIMITED AND GLOBALSTAR, L.P.

                                   FORM 10-Q

                                     INDEX

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:
         Globalstar Telecommunications Limited (A General Partner of
         Globalstar, L.P.)...........................................
                                                                         2
         Globalstar, L.P. (A Debtor-in-Possession)...................
                                                                         8
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................
                                                                        18
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................
                                                                        31
PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings...........................................
                                                                        32
Item 2.  Changes in Securities and Use of Proceeds...................
                                                                        33
Item 3.  Defaults Upon Senior Securities.............................
                                                                        33
Item 4.  Submission of Matters to Vote of Security Holders...........
                                                                        33
Item 5.  Other Information...........................................
                                                                        33
Item 6.  Exhibits and Reports on Form 8-K............................
                                                                        33
Signatures...........................................................
                                                                        34

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2002            2001
                                                              -----------    ------------
ASSETS......................................................  $        --    $        --
                                                              ===========    ===========
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND
  SHAREHOLDERS' (DEFICIT)
Current liabilities:
  Dividends payable.........................................  $    35,155    $    29,870
  Equity losses in excess of partnership interests in
     Globalstar.............................................      848,336        825,637
                                                              -----------    -----------
          Total current liabilities.........................      883,491        855,507
                                                              -----------    -----------
Commitments and contingencies (Note 5)
Convertible Redeemable Preferred Stock:
  8% Series A (3,093,821 and 3,268,796 shares outstanding at
     March 31, 2002 and December 31, 2001, respectively,
     $155 million and $163 million redemption value at March
     31, 2002 and December 31, 2001, respectively)..........      150,172        158,666
  9% Series B (276,545 and 1,270,075 shares outstanding at
     March 31, 2002 and December 31, 2001, respectively, $14
     million and $64 million redemption value at March 31,
     2002 and December 31, 2001, respectively)..............       13,420         61,630
                                                              -----------    -----------
                                                                  163,592        220,296
                                                              -----------    -----------
Shareholders' (deficit):
Preference shares, $.01 par value, 20,000,000 shares
  authorized:
  8% Series A convertible redeemable preferred stock,
     (1,263,674 and 1,089,599 shares outstanding at March
     31, 2002 and December 31, 2001, respectively, $63
     million and $55 million redemption value at March 31,
     2002 and December 31, 2001, respectively)..............       61,338         52,888
  9% Series B convertible redeemable preferred stock,
     (112,955 and 423,358 shares outstanding at March 31,
     2002 and December 31, 2001, respectively, $6 million
     and $21 million redemption value at March 31, 2002 and
     December 31, 2001, respectively).......................        5,481         20,544
Common stock, $1.00 par value, 600,000,000 shares authorized
  (113,056,619 and 110,542,921 shares outstanding at March
  31, 2002 and December 31, 2001, respectively).............      113,057        110,543
Additional paid-in capital..................................    1,202,756      1,141,953
Warrants....................................................       11,268         11,268
Accumulated deficit.........................................   (2,440,983)    (2,412,999)
                                                              -----------    -----------
          Total shareholders' (deficit).....................   (1,047,083)    (1,075,803)
                                                              -----------    -----------
          Total liabilities and shareholders' (deficit).....  $        --    $        --
                                                              ===========    ===========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
Equity in net loss applicable to ordinary partnership
  interests of Globalstar, L.P. ............................  $ 22,699    $ 25,983
                                                              --------    --------
Net loss....................................................    22,699      25,983
Preferred dividends on convertible redeemable preferred
  stock.....................................................     5,285       7,379
                                                              --------    --------
Net loss applicable to common shareholders..................  $ 27,984    $ 33,362
                                                              ========    ========
Net loss per share -- basic and diluted.....................  $   0.25    $   0.31
                                                              ========    ========
Weighted average shares outstanding -- basic and diluted....   112,079     108,528
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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
OPERATING ACTIVITIES:
  Net loss..................................................  $(22,699)   $(25,983)
  Equity in net loss applicable to ordinary partnership
     interests of Globalstar, L.P...........................    22,699      25,983
  Net cash provided by operating activities.................        --          --
                                                              --------    --------
INVESTING ACTIVITIES:
  Net cash used in investing activities.....................        --          --
                                                              --------    --------
FINANCING ACTIVITIES:
  Net cash provided by financing activities.................        --          --
                                                              --------    --------
Net increase (decrease) in cash and cash equivalents........
Cash and cash equivalents, beginning of period..............
                                                              --------    --------
Cash and cash equivalents, end of period....................  $     --    $     --
                                                              ========    ========
NONCASH TRANSACTIONS:
  Common stock issued upon conversion of convertible
     preferred securities...................................  $ 63,318    $ 18,209
                                                              ========    ========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited ("GTL") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of GTL, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to SEC rules. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with GTL's Annual Report on Form 10-K for the year ended December 31, 2001.

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

     GTL accounts for its investment in Globalstar's ordinary partnership interests on an equity basis, recognizing its allocated share of net loss for each period since its initial investment on February 22, 1995. This investment includes the fair value of warrants received or acquired from Globalstar in 1996 and 1997 and the 8% convertible redeemable preferred partnership interests (the "8% RPPIs") and 9% convertible redeemable preferred partnership interests (the "9% RPPIs"). In 2000, Globalstar's losses reduced GTL's investment in Globalstar ordinary and preferred partnership interests to zero. Accordingly, GTL has discontinued providing for its allocated share of Globalstar's net losses and recognized the remaining unallocated losses as a result of its general partner status in Globalstar in proportion to its interests in the general partner interests outstanding. Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of March 31, 2002. As a result of its general partner status, GTL has recorded a cumulative liability of $848.3 million. Certain of Globalstar's debt, including the public debt, are non-recourse to the general partners. Future funding, if any, or assets of GTL, may be utilized to fund this general partner liability.

     In 2001, an issue was raised as to whether the three-year notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility were prepared in accordance with the recourse provisions of the guarantee arrangement. Management does not believe the existing notes containing non-recourse language will need to be replaced with notes not containing the non-recourse language. If the existing non-recourse notes were replaced with notes not containing the non-recourse language, the replacement would not impact Globalstar's results of operations. However, allocations of Globalstar's losses to general partners, including GTL, would increase by the amount of the increase in recourse obligations. Replacement of the notes would not alter the subordinate position of GTL's shareholders relative to holders of these notes.

2.  ORGANIZATION AND BUSINESS

     As of March 31, 2002, GTL owned 42.4% of the outstanding ordinary partnership interests, 100% of the outstanding 8% RPPIs and 100% of the outstanding 9% RPPIs of Globalstar.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

     On February 15, 2002, Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations have been accelerated and are immediately due and payable. GTL does not intend to file an immediate petition for bankruptcy relief, but will continue to monitor events and govern its actions accordingly. Globalstar's bankruptcy filing and subsequent financial restructuring will likely leave shares in GTL with very little or no value. These factors, among others, raise substantial doubt about GTL's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     Negotiations prior to filing of Globalstar's bankruptcy petition resulted in an agreement reached among Loral, Globalstar's informal committee of bondholders, representing approximately 17% of Globalstar's outstanding senior notes, and Globalstar, regarding the substantive terms of a proposed financial and legal restructuring of Globalstar's business. Under the proposed restructuring plan, all of Globalstar's assets would be contributed into a new Globalstar company, which would be initially owned by Globalstar's existing noteholders and other unsecured creditors. The proposed plan also calls for the cancellation of all existing partnership interests in Globalstar, but contemplates, subject to the satisfaction of certain conditions, a rights offering to GTL's common and preferred shareholders and Globalstar's creditors, which could give them the option to purchase shares in the new company. The proposed restructuring plan will be required to be submitted for and be subject to bankruptcy court approval. The terms of the proposed plan were described in Globalstar's Form 8-K filing dated February 19, 2002.

     It is very likely that in any financial restructuring under this agreement or any other plan ultimately approved by the court, GTL's equity interest, along with the interests of Globalstar's other partners, will be eliminated entirely, or at best, the equity interests are likely to be dramatically diluted.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Earnings Per Share

     Due to GTL's net losses for the three months ended March 31, 2002 and 2001, diluted weighted average common shares outstanding excludes the weighted average effect of: (i) the assumed conversion of GTL's 8% Series A convertible redeemable preferred stock, due 2011 (the "8% Preferred Stock") into 9.4 million common shares for the three months ended March 31, 2002 and 2001, (ii) the assumed conversion of GTL's 9% Series B convertible redeemable preferred stock, due 2011 (the "9% Preferred Stock") into 1.8 million and 5.2 million common shares for the three months ended March 31, 2002 and 2001, respectively, and
(iii) the assumed exercise of outstanding options and warrants, into 12.0 million common shares for the three months ended March 31, 2002 and 2001, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share is based on the net loss applicable to common shareholders and the weighted average common shares outstanding for the three months ended March 31, 2002 and 2001, respectively.

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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

4.  CONVERTIBLE REDEEMABLE PREFERRED STOCK

     The 8% and 9% convertible redeemable preferred stock of GTL has mandatory redemption dates in 2011. Under the terms of the mandatory redemption, GTL may make payments to the holders in either cash or common stock, or a combination thereof. Based upon the price of GTL's common stock at March 31, 2002, GTL has not authorized a sufficient number of shares of common stock to effect payment in common stock. Accordingly, GTL classified $163,592,000 and $220,296,000 as of March 31, 2002 and December 31, 2001, respectively, of the 8% and 9% convertible redeemable preferred stock outside the shareholders' deficit section of the balance sheet based on GTL's average common stock price in the 10-day period preceding the end of the period (approximately $0.14 as of March 31, 2002). The number of shares of GTL common stock that may be issued on the mandatory redemption date will depend on factors at the redemption date including the price of GTL's common stock and the number of shares of 8% and 9% convertible redeemable preferred stock outstanding at the time of the redemption. The amount of the 8% and 9% convertible redeemable preferred stock classified outside the shareholders' deficit section will vary in future periods depending on these variables.

     In the three months ended March 31, 2002, 900 shares of 8% Preferred Stock were converted into 1,932 shares of GTL common stock. As a result, the converted 8% RPPIs were converted into 477 Globalstar ordinary partnership interests. As of March 31, 2002, the 8% Preferred Stock had an aggregate liquidation preference equal to its $218 million aggregate redemption value and a mandatory redemption date of February 11, 2011. The remaining shares of 8% Preferred Stock outstanding at March 31, 2002 were convertible into 9,368,383 shares of GTL common stock.

     In the three months ended March 31, 2002, 1,303,933 shares of 9% Preferred Stock were converted into 2,511,766 shares of GTL common stock. As a result, the converted 9% RPPIs were converted into 620,189 Globalstar ordinary partnership interests. As of March 31, 2002, the 9% Preferred Stock had an aggregate liquidation preference equal to its $20 million aggregate redemption value and a mandatory redemption date of February 11, 2011. The remaining shares of 9% Preferred Stock outstanding at March 31, 2002 were convertible into 750,213 shares of GTL common stock.

5.  COMMITMENTS AND CONTINGENCIES

     In Re Globalstar Securities Litigation. On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint were Loral Space & Communications Ltd. and Bernard Schwartz, the former Chief Executive Officer of Globalstar. Globalstar was not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL, and certain persons affiliated therewith (the "Excluded Persons"). Eighteen additional purported class action complaints were subsequently filed in the United States District Court for the Southern District of New York. These complaints were granted class action status and consolidated into a case known as In Re Globalstar Securities Litigation, 01 Civ. 1748 (SHS). On September 26, 2001, the Court appointed The Phillips Family as Lead Plaintiff for the Class. On November 13, 2001, Lead Plaintiff filed a Consolidated Amended Class Action Complaint and a demand for jury trial. The Amended Complaint drops the cause of action against certain individuals and adds causes of action against Globalstar and its wholly-owned subsidiary, Globalstar Capital. GTL and Globalstar believe that they have meritorious defenses to these actions and on or about February 25, 2002, filed a motion to dismiss the complaint. The case against Globalstar and Globalstar Capital is stayed pursuant to the U.S. Bankruptcy Code. There are, however, no assurances that the defenses to these actions will be successful.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION



                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PARTNERSHIP INTERESTS)
                                  (UNAUDITED)

                                                               MARCH 31,     DECEMBER 31,
                                                                 2002            2001
                                                              -----------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    46,403    $    55,625
  Accounts receivable, net of allowance of $2,168 at March
    31, 2002 and $2,158 at December 31, 2001................        2,520          2,282
  Inventory.................................................          896          1,090
  Prepaid expenses and other current assets.................        7,096         12,971
                                                              -----------    -----------
        Total current assets................................       56,915         71,968
                                                              -----------    -----------
Property and equipment:
  Globalstar System, net....................................      222,463        229,774
  Other property and equipment, net.........................        2,035          2,216
                                                              -----------    -----------
                                                                  224,498        231,990
                                                              -----------    -----------
Additional spare satellites.................................       23,823         23,823
Production gateways, net of allowances of $31,161 at March
  31, 2002 and $20,212 at December 31, 2001.................       19,119         28,151
Deferred financing costs....................................       54,133         68,330
Other assets, net...........................................       31,589         32,129
                                                              -----------    -----------
        Total assets........................................  $   410,077    $   456,391
                                                              ===========    ===========
LIABILITIES AND PARTNERS' (DEFICIT)
Current liabilities:
  Term loans payable to affiliates..........................  $   400,000    $   400,000
  Revolving credit facility to affiliates...................      100,000        100,000
  Senior notes payable ($1,450,000 aggregate principal
    amount).................................................    1,420,643      1,417,942
  Accounts payable..........................................        2,880          3,752
  Payable to affiliates.....................................       35,019         35,111
  Vendor financing liability................................      840,211        814,246
  Dividends payable.........................................       35,155         29,870
  Accrued expenses..........................................       43,092         42,524
  Accrued interest..........................................      298,181        246,871
                                                              -----------    -----------
        Total current liabilities...........................    3,175,181      3,090,316
                                                              -----------    -----------
Deferred revenues...........................................       30,902         31,359
Vendor financing liability, net of current portion..........       50,097         55,139
Accrued interest on notes payable...........................       35,659         32,320
Notes payable...............................................      150,000        150,000
Notes payable to affiliates.................................       95,010         95,010
Commitments and contingencies (Note 9)
Partners' (deficit):
  8% Series A convertible redeemable preferred partnership
    interests (4,357,495 and 4,358,395 interests outstanding
    at March 31, 2002 and December 31, 2001, respectively,
    $218 million redemption value at March 31, 2002 and
    December 31, 2001)......................................           --             --
  9% Series B convertible redeemable preferred partnership
    interests (389,500 and 1,693,433 interests outstanding
    at March 31, 2002 and December 31, 2001, respectively,
    $20 million and $85 million redemption value at March
    31, 2002 and December 31, 2001, respectively)...........           --             --
  Ordinary general partnership interests (45,910,604 and
    45,289,938 interests outstanding at March 31, 2002 and
    December 31, 2001, respectively)........................   (3,090,403)    (2,961,347)
  Ordinary limited partnership interests (19,937,500
    interests outstanding at March 31, 2002 and December 31,
    2001)...................................................     (239,740)      (239,740)
  Unearned compensation.....................................           (1)            (1)
  Warrants..................................................      203,335        203,335
  Accumulated other comprehensive income....................           37             --
                                                              -----------    -----------
        Total partners' (deficit)...........................   (3,126,772)    (2,997,753)
                                                              -----------    -----------
        Total liabilities and partners' (deficit)...........  $   410,077    $   456,391
                                                              ===========    ===========

           See notes to condensed consolidated financial statements.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT PER ORDINARY PARTNERSHIP INTEREST AMOUNTS)
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
REVENUES:
  Service...................................................  $  2,813    $  1,437
  Subscriber equipment......................................     1,057          --
  Royalty income............................................        --          72
                                                              --------    --------
          Total revenue.....................................     3,870       1,509
                                                              --------    --------
OPERATING EXPENSES:
  Cost of subscriber equipment..............................       555          --
  Operations................................................     4,332      22,391
  Marketing, general and administrative.....................    19,971      10,613
  Restructuring.............................................     2,134       3,408
  Depreciation and amortization.............................     8,343       9,758
                                                              --------    --------
          Total operating expenses..........................    35,335      46,170
                                                              --------    --------
Operating loss..............................................    31,465      44,661
Interest income.............................................       165       2,240
Interest expense............................................    92,471      95,666
                                                              --------    --------
Net loss....................................................   123,771     138,087
Preferred distributions on redeemable preferred partnership
  interests.................................................     5,285       7,379
                                                              --------    --------
Net loss applicable to ordinary partnership interests.......  $129,056    $145,466
                                                              ========    ========
Net loss per ordinary partnership interest -- basic and
  diluted...................................................  $   1.97    $   2.25
                                                              ========    ========
Weighted average ordinary partnership interests
  outstanding -- basic and diluted..........................    65,607      64,730
                                                              ========    ========

           See notes to condensed consolidated financial statements.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2002         2001
                                                              ---------    ---------
OPERATING ACTIVITIES:
  Net loss..................................................  $(123,771)   $(138,087)
  Deferred revenues.........................................       (457)        (844)
  Provision for doubtful accounts...........................     11,099           --
  Amortization of unearned compensation.....................         --          (26)
  Depreciation and amortization.............................      8,343        9,758
  Non-cash interest expense.................................     16,898       16,569
  Changes in operating assets and liabilities:
    Accounts receivable.....................................       (388)        (225)
    Inventory...............................................        194           --
    Prepaid expenses and other current assets...............      2,783          554
    Other assets............................................       (120)       1,173
    Accounts payable........................................       (732)      (4,750)
    Payable to affiliates...................................      1,108        2,323
    Accrued expenses........................................        568       (7,853)
    Accrued interest and other..............................     75,572       76,858
                                                              ---------    ---------
         Net cash used in operating activities..............     (8,903)     (44,550)
                                                              ---------    ---------
INVESTING ACTIVITIES:
  Globalstar System.........................................         --          105
  Payable to affiliates for Globalstar System...............         --       (3,895)
  Accounts payable..........................................         --         (250)
                                                              ---------    ---------
  Cash used for Globalstar System...........................         --       (4,040)
  Advances for production gateways and user terminals.......        (46)      (9,167)
  Cash receipts for production gateways and user
    terminals...............................................         --        6,360
  Receipt and use of restricted cash, net...................         --       (1,290)
  Purchases of property and equipment.......................        (10)        (469)
  Additional spare satellites, net of vendor financing......         --       (6,806)
  Investments in service provider...........................       (300)          --
                                                              ---------    ---------
         Net cash used in investing activities..............       (356)     (15,412)
                                                              ---------    ---------
  Effect of exchange rate changes on cash...................         37           --
                                                              ---------    ---------
Net decrease in cash and cash equivalents...................     (9,222)     (59,962)
Cash and cash equivalents, beginning of period..............     55,625      174,401
                                                              ---------    ---------
Cash and cash equivalents, end of period....................  $  46,403    $ 114,439
                                                              =========    =========
NONCASH TRANSACTIONS:
  Receivables offset by payables and notes payable..........  $  (1,340)
                                                              =========
  Conversion of redeemable preferred partnership interests
    into ordinary partnership interests.....................  $  63,318    $  18,209
                                                              =========    =========
  Change in fair value of QUALCOMM warrants issued in
    connection with vendor financing........................               $    (205)
                                                                           =========
  Dividends accrued.........................................  $   5,285    $   7,379
                                                              =========    =========
  Change in fair value of stock compensation................               $     (62)
                                                                           =========

           See notes to condensed consolidated financial statements.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Globalstar, L.P., a Delaware limited partnership ("Globalstar"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with Globalstar's Annual Report on Form 10-K for the year ended December 31, 2001.

2.  ORGANIZATION AND BUSINESS

     The governing body of Globalstar is the General Partners' Committee. The Committee may have up to seven members, five of whom may be appointed by the managing general partner of Globalstar, Loral/QUALCOMM Satellite Services, L.P. ("LQSS"). The general partner of LQSS is Loral/QUALCOMM Partnership, L.P. ("LQP"), a Delaware limited partnership, comprised of subsidiaries of Loral Space & Communications Ltd., a Bermuda company ("Loral"), and QUALCOMM Incorporated ("QUALCOMM"). The managing general partner of LQP is Loral General Partner, Inc. ("LGP"), a subsidiary of Loral. As of March 31, 2002, Loral owned, directly or indirectly, 25,169,458 (approximately 38.2%) of the ordinary partnership interests of Globalstar, including interests attributable to 9,902,990 shares of Globalstar Telecommunications Limited ("GTL") outstanding common stock.

     Globalstar was founded to design, construct and operate a worldwide, low-earth orbit ("LEO") satellite-based wireless digital telecommunications system (the "Globalstar System"). The Globalstar System's worldwide coverage is designed to enable its service providers to extend modern telecommunications services to millions of people who currently lack basic telephone service and to enhance wireless communications in areas underserved or not served by existing or future cellular systems, providing a telecommunications solution in parts of the world where the build-out of terrestrial systems cannot be economically justified. On January 31, 1995, the U.S. Federal Communications Commission ("FCC") granted the necessary license to a wholly-owned subsidiary of LQP to construct, launch and operate the Globalstar System. LQP has agreed to use such license for the exclusive benefit of Globalstar. On July 17, 2001, the FCC granted a second, conditional satellite constellation license to Globalstar to operate in the 2GHz spectrum band.

     On November 23, 1994, GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. GTL's sole business is acting as a general partner of Globalstar and its sole assets consist of its equity interests in Globalstar. As of March 31, 2002, GTL owned 27,910,604 (42.4%) of Globalstar's outstanding ordinary partnership interests and 100% of the outstanding 8% and 9% convertible redeemable preferred partnership interests ("RPPIs").

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its RPPIs in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, its 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005 ("senior notes due 2004 and 2005"). Accordingly, for reporting and accounting purposes, Globalstar classified the $500 million credit facility, the QUALCOMM vendor financing and the senior notes as current obligations.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     On February 15, 2002, Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations (see Notes 5, 6 and 7) have been accelerated and are immediately due and payable.

     These factors, among others, raise substantial doubt about Globalstar's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Negotiations prior to filing of Globalstar's bankruptcy petition resulted in an agreement reached among Loral, Globalstar's informal committee of bondholders, representing approximately 17% of Globalstar's outstanding senior notes, and Globalstar, regarding the substantive terms of a proposed financial and legal restructuring of Globalstar's business. Under the proposed restructuring plan, all of Globalstar's assets would be contributed into a new Globalstar company, which would be initially owned by Globalstar's existing noteholders and other unsecured creditors. The proposed plan also calls for the cancellation of all existing partnership interests in Globalstar, but contemplates, subject to the satisfaction of certain conditions, a rights offering to GTL's common and preferred shareholders and Globalstar's creditors, which could give them the option to purchase shares in the new company. The proposed restructuring plan will be required to be submitted for and be subject to bankruptcy court approval. The terms of the proposed plan were described in Globalstar's Form 8-K filing dated February 19, 2002.

     Globalstar has developed a new business plan for the purpose of restructuring the partnership's finances; the plan will be submitted to and subject to bankruptcy court approval. The business plan assumes the conversion of all outstanding Globalstar debt obligations into equity in a new Globalstar company ("Newco") and the consolidation of certain Globalstar service provider operations into Newco. The service provider consolidation is intended to bring additional efficiencies to the operation of the Globalstar network and allow for increased coordination in the Globalstar service offerings and pricing. Globalstar believes that these steps are needed to achieve and maintain financial viability. In addition to the service provider operations to be consolidated into Newco, Globalstar intends to continue to offer its services through existing independent gateway operators in other regions.

     Pursuant to its consolidation strategy, on December 18, 2001, Globalstar signed two agreements to acquire certain subsidiaries of Vodafone. In the first transaction, which has closed, Globalstar obtained a majority interest in the Globalstar service provider company in Canada and a minority interest in the Canadian gateway company. In the second transaction, Globalstar will acquire the United States and Caribbean service provider and gateway operations from Vodafone upon the receipt of required regulatory approvals. On January 15 and 17, 2002, Globalstar filed five related applications with the United States Federal Communication Commission (the "FCC") for consent to the transfer of Globalstar USA and Globalstar Caribbean Limited's operating authorizations to a subsidiary of Globalstar. On February 27, 2002, the FCC issued a public notice setting a deadline for oppositions to the transfer applications. No oppositions were filed by the deadline. Under the terms of the memorandum of understanding ("MOU") executed between Loral, the informal committee of bondholders and Globalstar, Loral would contribute its minority interest in the Canadian operations to Newco in exchange for Newco equity interests. Vodafone retains its service provider rights in Australia, the United Kingdom and Greece, and retains a minority interest in the Mexican Globalstar service provider business. Globalstar is still gathering information and pursuing discussions regarding additional service provider properties.

     TE.SA.M. is in the process of liquidation and is exiting the Globalstar business. TE.SA.M. provides Globalstar service through its gateways in France, Turkey, Venezuela, Argentina, and Peru. Globalstar and other investors are in various discussions with TE.SA.M. regarding these businesses. Local purchasers in

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

Turkey, Venezuela, Argentina, and Peru have reached agreements to purchase the local service provider operations from TE.SA.M. and have entered into negotiations with Globalstar regarding the terms under which they would provide Globalstar services. Globalstar and TE.SA.M. are currently in discussions related to Globalstar acquiring TE.SA.M.'s gateway in France and have executed a MOU, which outlines the principal terms of such a transaction. Under the terms of the MOU Globalstar will provide financial support to the operation of the Aussaguel gateway, not to exceed 100,000 EUR per month, retroactive to March 1, 2002. Support payments for the period March 31, 2002 through June 30, 2002 have been authorized by the bankruptcy court, subject to certain restrictions.

     Globalstar has incurred cumulative ordinary partnership losses of $5.19 billion through March 31, 2002, which have been funded primarily through the issuance of partnership interests and debt by Globalstar.

     Globalstar operates in one industry segment, satellite telecommunications, providing global mobile and fixed wireless voice and data services.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Production Gateways

     These assets include receivables from service providers associated with the reimbursement of gateway acquisition and deployment costs previously paid by Globalstar to QUALCOMM. As of March 31, 2002, these receivables are delinquent and Globalstar has sent notices of default where appropriate. If the collection of these payments is unsuccessful, Globalstar may retain title to these gateways, subject to local restrictions, or Globalstar may receive an equity position in the service provider company in exchange for debt forgiveness. The production gateway receivable, net of reserve, is based on the estimated value of the anticipated recovery of the receivables based on current discussions between Globalstar and the service providers. As of March 31, 2002, Globalstar has reserved $31.2 million of the production gateway receivables.

  Earnings Per Ordinary Partnership Interest

     Due to Globalstar's net losses for the three months ended March 31, 2002 and 2001, diluted weighted average ordinary partnership interests outstanding excludes the weighted average effect of: (i) the assumed conversion of the 8% convertible redeemable preferred partnership interests (the "8% RPPIs") into 2.3 million ordinary partnership interests for the three months ended March 31, 2002 and 2001, (ii) the assumed conversion of the 9% convertible redeemable preferred partnership interests (the "9% RPPIs") into 0.5 million and 1.3 million ordinary partnership interests for the three months ended March 31, 2002 and 2001, respectively; and (iii) the assumed issuance of ordinary partnership interests upon exercise of warrants and GTL's outstanding options and warrants, into 10.8 million ordinary partnership interests for the three months ended March 31, 2002 and 2001, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per ordinary partnership interest are based on the net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for the three months ended March 31, 2002 and 2001.

  Research and Development Expenses

     Globalstar's research and development costs, which are expensed as incurred, were $240,000 and $2.0 million for the three months ended March 31, 2002 and 2001, respectively, and are included in operations expense.

  Foreign Currency

     Globalstar uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates and revenue and expenses are translated at the average

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION exchange rates in effect during each period. Gains or losses are recognized as a component of other comprehensive income. During the period ended March 31, 2002, net foreign currency transaction gains and losses were not material.

  Comprehensive Income

     Comprehensive income (loss) is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources, including foreign currency translation adjustments. Globalstar presents other comprehensive income (loss) in its consolidated statements of partners' deficit.

  New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. Globalstar adopted SFAS No. 142 on January 1, 2002. The adoption of this pronouncement did not have an impact on its financial position or its results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Globalstar adopted SFAS No. 144 on January 1, 2002. The adoption of this pronouncement did not have an impact on its financial position or its results of operations.

  Reclassifications

     Certain amounts from the prior year have been reclassified to conform to current year presentation. These reclassifications do not change previously reported total assets, liabilities, partners' (deficit) or net loss.

4.  ACQUISITIONS

     In December 2001, Globalstar purchased all of the outstanding common shares of Vodafone Satellite Services, Inc. ("VSSI"), a Delaware corporation for $100, plus acquisition costs of $258,000. VSSI indirectly owns the majority interest in Globalstar Canada Satellite Co. ("GCSC"), a corporation based in Ontario, Canada. GCSC is the Globalstar service provider in Canada and generates its revenue from the provision of Globalstar services in Canada, billing customers for usage over two Canadian gateways. Loral Holdings Ltd., a subsidiary of Loral, owns the remaining minority interest in GCSC. Therefore, the result of this transaction is that Globalstar is now joint venture partners with Loral in GCSC, the Canadian service provider. The acquisition is intended to bring additional efficiencies to the operation of the Globalstar network and allow for increased coordination in the Globalstar service offerings and pricing. As part of the purchase, Globalstar released the seller from a portion of a gateway payment guarantee related to Canadian gateways in exchange

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION for a credit memo to offset expenses from an affiliated company. The following table summarizes the estimated values of the assets acquired and liabilities assumed with the acquisition:

                                                              DECEMBER 18, 2001
                                                              -----------------
                                                               (IN THOUSANDS)
Current assets..............................................       $4,699
Receivables from affiliates.................................        2,134
Property and equipment......................................        1,420
                                                                   ------
     Total assets acquired..................................        8,253
                                                                   ------
Current liabilities.........................................        1,312
Payables to affiliates......................................        6,683
                                                                   ------
     Total liabilities assumed..............................        7,995
                                                                   ------
     Net assets acquired....................................       $  258
                                                                   ======

     The terms of the acquisition include Vodafone's funding of its previous guarantee of bank debt due from Globalstar Canada Co. ("GCC"), the entity which owns the Globalstar gateways in Canada. The majority of GCC is owned by a Canadian company. VSSI, through subsidiary companies, holds a minority interest in GCC and had been guarantor of a portion of GCC's outstanding bank debt. Prior to the acquisition, Vodafone contributed $10.1 million into a cash collateral account, fully funding its guarantor obligation. GCC's guaranteed bank debt is due in September 2002, at which time the cash collateral account might be used to repay the principal value of the loan. In the event that portions of the loan are retired prior to September 2002, Globalstar will be the beneficiary of the reduction in principal that is allocable to the Vodafone guarantee.

     The agreement governing Globalstar's pending acquisition of Globalstar USA and Globalstar Caribbean Limited expired on March 31, 2002, unless extended pursuant to its terms. Under the terms of the agreement, Globalstar has the option to extend the agreement on a monthly basis for up to six months, through payments made to Vodafone. On March 31, 2002, Globalstar extended the agreement through April 30, 2002 through an extension payment of $300,000. The agreement was extended again on April 30, 2002, through May 31, 2002, at a cost of $400,000.

5.  PAYABLES TO AFFILIATES AND VENDOR FINANCING

     Payables and vendor financing due to affiliates is comprised of the following (in thousands):

                                                              MARCH 31,    DECEMBER 31,
                                                                2002           2001
                                                              ---------    ------------
SS/L........................................................  $263,204       $259,098
Loral.......................................................       993            961
QUALCOMM....................................................   646,383        629,139
Other affiliates............................................    14,747         15,298
                                                              --------       --------
                                                               925,327        904,496
Less, current portion.......................................   875,230        849,357
                                                              --------       --------
Long-term portion...........................................  $ 50,097       $ 55,139
                                                              ========       ========

     In January 2001, Globalstar suspended indefinitely principal and interest payments on all of its vendor financing, in order to conserve cash for operations (see Note 2). Under the terms of the QUALCOMM vendor financing facility, non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default". An event of default occurred on January 16, 2001, when Globalstar failed to pay interest with respect to separate credit extensions made under the QUALCOMM

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION vendor financing facility. As a result of Globalstar's bankruptcy petition filed on February 15, 2002, this vendor financing has been accelerated and is immediately due and payable.

6.  CREDIT FACILITY

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations. Non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default" under the terms of the $500 million credit facility. An event of default occurred on January 16, 2001 under the $500 million credit facility when Globalstar failed to pay interest with respect to two separate credit extensions made under the $500 million credit agreement. As a result of Globalstar's bankruptcy petition filed on February 15, 2002, this credit facility has been accelerated and is immediately due and payable.

7.  SENIOR NOTES AND WARRANTS

     In January 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt in order to conserve cash for operations (see Note
2). Under the terms of Globalstar's 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005 (the "Notes"), non-payment of interest on the Notes when it becomes due, and continuance of non-payment for 30 days, is an "event of default". As a result of Globalstar's bankruptcy petition filed on February 15, 2002, these Notes have been accelerated and are immediately due and payable.

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

8.  RESTRUCTURING

     Beginning in 2001, Globalstar implemented a number of initiatives designed to reduce its cost of operations and restructure the company's finances. These initiatives included reductions in Globalstar's workforce, the development of financial restructuring plans, negotiations with the company's significant creditors, and the initiation of Globalstar's chapter 11 cases on February 15, 2002. As a result of the restructuring efforts, Globalstar has recorded cumulative restructuring charges totaling $14.1 million through March 31, 2002. Restructuring charges recorded in the quarter ended March 31, 2002 were $2.1 million, including $1.4 million in Globalstar advisory fees and $700,000 in creditor advisory fees.

     A summary of the restructuring charges incurred through March 31, 2002 are as follows (in millions):

                                                         AMOUNTS     AMOUNTS     UNPAID
                                                         EXPENSED     PAID      LIABILITY
                                                         --------    -------    ---------
Globalstar advisory fees...............................   $ 6.3       $ 5.8       $0.5
Creditor advisory fees.................................     2.9         2.5        0.4
Employee separation costs..............................     4.9         4.9         --
                                                          -----       -----       ----
Total..................................................   $14.1       $13.2       $0.9
                                                          =====       =====       ====

     Globalstar Advisory Fees -- Globalstar has retained financial advisors, restructuring counsel and other advisors to assist in the development of its financial restructuring plans, discussions with its various creditor

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION groups and preparation for its chapter 11 bankruptcy petition. The remaining $0.5 million accrued as of March 31, 2002 related to fees that were incurred, but not billed by the advisors.

     Creditor Advisory Fees -- At Globalstar's expense, Globalstar's informal committee of bondholders and the Creditors' Committee have retained financial advisors and restructuring counsel. Globalstar discontinued paying the informal committee's expenses upon formation of the official Creditors' Committee. The remaining $0.4 million accrued as of March 31, 2002 related to fees that were incurred, but not billed by the advisors.

     Employee Separation Costs -- Globalstar reduced its workforce from 439 full-time employees as of January 1, 2001 to 126 full-time employees as of March 31, 2002, primarily through three separate actions in March, July and September of 2001. Employee separation costs of $4.9 million were recorded for the year 2001 for employee severance obligations, payments in accordance with the company's retention bonus program and fringe benefit costs related to terminated employees. All amounts due to the terminated employees as a result of these actions were disbursed prior to 2002.

9.  COMMITMENTS AND CONTINGENCIES

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar and Globalstar Capital Corporation on behalf of the owners of the 10 3/4% bonds, due November 2004 (the "Bonds") in Superior Court, New Castle County, Delaware. Globalstar Capital Corporation and Globalstar, L.P. issued the Bonds as joint obligors. The complaint alleges that the defendants repudiated the Bonds' registration statement, prospectus and indenture, without consent of the bondholders, when Globalstar announced that it was suspending its future interest payments on the Bonds. On April 23, 2001, the defendants moved to dismiss the complaint for failure to state a cause of action. A second similar class action was filed in Delaware on June 5, 2001. The defendants have also moved to dismiss this complaint. Plaintiffs subsequently amended the complaint and defendants again moved to dismiss the amended complaint for failure to state a cause of action. On December 31, 2001, the court granted defendants' motion to dismiss in part, dismissing plaintiffs' claims for principal and interest not yet due, but allowing plaintiffs to proceed with their breach of contract claim based on the interest payments already missed at the time the amended complaints were filed. Defendant's answered the complaints on January 17, 2002. These proceedings are now automatically stayed in accordance with Section 362(a) of the U.S. Bankruptcy Code. On August 7, 2001, Globalstar received a petition filed on July 13, 2001 in Texas state court by L.E. Creel III, a holder of an 11 3/8% note seeking principal payment of the note plus interest. Globalstar filed an answer contesting the petition. On December 6, 2001, the parties participated in court ordered mediation, which failed to lead a settlement of plaintiff's claims. This proceeding is also stayed pursuant to the U.S. Bankruptcy Code.

     In Re Globalstar Securities Litigation. On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint were Loral Space & Communications Ltd. and Bernard Schwartz, the former Chief Executive Officer of Globalstar. Globalstar was not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL, and certain persons affiliated therewith (the "Excluded Persons"). Eighteen additional purported class action complaints were subsequently filed in the United States District Court for the Southern District of New York. These complaints were granted class action status and consolidated into a case known as In Re Globalstar Securities Litigation, 01 Civ. 1748

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

(SHS). On September 26, 2001, the Court appointed The Phillips Family as Lead Plaintiff for the Class. On November 13, 2001, Lead Plaintiff filed a Consolidated Amended Class Action Complaint and a demand for jury trial. The Amended Complaint drops the cause of action against certain individuals and adds causes of action against Globalstar and its wholly-owned subsidiary, Globalstar Capital. GTL and Globalstar believe that they have meritorious defenses to these actions and on or about February 25, 2002, filed a motion to dismiss the complaint. The case against Globalstar and Globalstar Capital is stayed pursuant to the U.S. Bankruptcy Code. There are, however, no assurances that the defenses to these actions will be successful.

     During 2001, Ericsson OMC Limited ("Ericsson") filed two separate demands for arbitration with the American Arbitration Association that sought monetary damages in the combined amount of $64.0 million with respect to two contracts. Ericsson took the position that Globalstar failed to satisfy minimum purchase requirements for phones under two contracts, one for the purchase of Fixed Access Units (FAU) and one for the purchase of mobile R290 units (R290). The parties negotiated a settlement and liquidation in the amount of $35.0 million, which amount will become a creditor's claim by Ericsson against Globalstar subject to bankruptcy court approval.

     The plan of reorganization now being contemplated by Globalstar will involve the cancellation of debt in exchange for equity. The cancellation of debt will give rise to considerable taxable income that will be allocable to the partners of Globalstar. Under a certain interpretation of Section 1446 of the Internal Revenue Code of 1986, as amended, Globalstar may be obligated to pay a 35% withholding tax on all income allocated to the foreign partners regardless of the fact they will not receive a cash distribution. Globalstar believes the imposition of the withholding tax may have the effect of diverting its assets from its creditors to its foreign partners in contravention of bankruptcy law. The U.S. Department of Treasury is currently working on a regulation project that may clarify this issue. Globalstar is also evaluating other avenues of relief and is optimistic that it will be able to resolve the issue. However, until a solution is found, it is unlikely that Globalstar will be able to secure new investment.

     Globalstar's full constellation has been launched and the satellites have been performing well. However, in mid-March 2001 Globalstar detected anomalous behavior in two of the satellites and removed them from service. These two satellites were subsequently declared failed and replaced with two in-orbit spares in late 2001. Globalstar further detected anomalous behavior in a third satellite in April 2001; however, the satellite recovered to full performance and was returned to service in August 2001.

     Globalstar has since experienced four additional anomalies, one in late November 2001, two in February 2002 and one in early April 2002. These events are again similar in observed behavior to the prior events. Of the four satellites, three have recovered, with two returned to service and one held as an in plane spare. The fourth satellite, which experienced the most recent anomaly in early April, is still out-of-service undergoing diagnostic testing and recovery operations. This satellite shows signs of recovery although this cannot be guaranteed and may take a considerable time to achieve. Based on these additional anomalies, Globalstar and SS/L reopened the prior anomaly investigation. The investigation findings remain inconclusive; however, based upon in-flight experience, satellites that experience this degraded behavior appear to be responsive to recovery efforts. Following the two initial anomalies in March 2001, Globalstar has implemented operational safeguards to limit worsening of the anomalous behavior and to accelerate recovery where possible.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Globalstar and GTL or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of either Globalstar or GTL. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond Globalstar's or GTL's control. Some of these factors and conditions include: (i) Globalstar filed Chapter 11 petition under the United States Bankruptcy Code on February 15, 2002; (ii) Globalstar has limited cash to fund its operations and will require additional financing; (iii) Globalstar has defaulted on certain debt payments; (iv) The rate of growth for the service has not been sufficient to sustain Globalstar's cost of operations; (v) Globalstar may be required to withhold tax on income resulting from the cancellation of debt; (vi) Globalstar depends on service providers to market its service and implement important parts of its system; (vii) GTL may be unable to fund mandatory redemption requirements of 8% and 9% convertible redeemable preferred stock.; (viii) GTL has been de-listed by the NASDAQ national market; (ix) Lockheed Martin is disputing Globalstar's right to issue it a $150 million note in satisfaction of payments made under a guaranty; (x) Globalstar's satellites have a limited useful life and may fail prematurely; (xi) Globalstar faces special risks by doing business in developing markets and faces currency risks; (xii) Globalstar's business is regulated, causing uncertainty and additional costs; (xiii) technological advances and a continuing trend toward strategic alliances in the telecommunications industry could give rise to significant new competitors;
(xiv) new technologies and the expansion of land-based systems may reduce demand for Globalstar's service; (xv) Globalstar could face liability based on alleged health risks; (xvi) Globalstar relies on key personnel; (xvii) Globalstar is dependent on key vendors; (xviii) Certain potential conflicts of interest could result in decisions adverse to Globalstar's interests; (xix) as a general partner, GTL is liable for the recourse debt and other obligations of Globalstar; (xx) a change of control of GTL or reduction in GTL's ownership of Globalstar could result in GTL having to pay additional taxes and becoming subject to onerous requirements under the Investment Company Act; (xxi) holders of GTL preferred stock will have the right under certain circumstances to appoint directors to GTL's Board of Directors and to appoint a member to Globalstar's General Partners' Committee (xxii) patents held by other firms or individuals may block Globalstar's patents; (xxiii) Globalstar operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond Globalstar's control; (xxiv) GTL is dependent upon payments from Globalstar to meet its obligations; (xxv) GTL has no source of funds other than those provided by Globalstar; and (xxvi) Globalstar is subject to export regulation. For a detailed discussion of these factors and conditions, please refer to the section of this Form 10-Q entitled "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" and to the most recent Report on Form 10-K that Globalstar and GTL filed with the SEC. In addition, Globalstar operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond Globalstar's control.

SUMMARY OF CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the amount of revenues and expenses reported for the period. Actual results could differ from estimates.

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

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of March 31, 2002. As a result of its general partner status, GTL has recorded a cumulative liability of $848.3 million. Certain of Globalstar's debt, including the public debt, are non-recourse to the general partners. Future funding, if any, or assets of GTL, may be utilized to fund this general partner liability.

     In 2001, an issue was raised as to whether the three-year notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility were prepared in accordance with the recourse provisions of the guarantee arrangement. Management does not believe the existing notes containing non-recourse language will need to be replaced with notes not containing the non-recourse language. If the existing non-recourse notes were replaced with notes not containing the non-recourse language, the replacement would not impact Globalstar's results of operations. However, allocations of Globalstar's losses to general partners, including GTL, would increase by the amount of the increase in recourse obligations. Replacement of the notes would not alter the subordinate position of GTL's shareholders relative to holders of these notes.

     The carrying value of the Globalstar System is reviewed for impairment whenever events or changes in circumstances indicate that the recorded value of the Space Segment and Ground Segment, taken as a whole, may not be recoverable. Globalstar looks to current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. If Globalstar's estimates of future performance and long term revenue projections change, management may be required to record additional impairment charges.

     Long-term assets include receivables from service providers associated with the reimbursement of gateway acquisition and deployment costs previously paid by Globalstar to QUALCOMM. During 2001, Globalstar resumed collection of airtime usage and gateway operational costs from service providers. Collections of production gateway receivables have been deferred indefinitely and are classified as long-term assets. If actual collections are less favorable than those projected by management, additional allowances may be required.

     Inventory consists of fixed and mobile user terminals, and accessories. Inventory is stated at lower of cost or market. Cost is computed using a standard cost, which approximates actual cost on a first-in, first-out basis. Inventory write-downs are based on management's best estimates as they relate to excess and obsolescence. If actual market conditions are less favorable than those projected by management, inventory write-downs may be required.

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

     On February 15, 2002, Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar debt facilities have been accelerated and are immediately due and payable. GTL does not intend to file an immediate petition for bankruptcy relief, but will continue to monitor events and govern its actions accordingly. Globalstar's bankruptcy filing and subsequent financial restructuring will likely leave shares in GTL with very little or no value. These factors among others raise substantial doubt about GTL's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     Negotiations prior to the filing of Globalstar's bankruptcy petition resulted in an agreement among Loral, Globalstar's informal committee of bondholders, representing approximately 17% of Globalstar's outstanding senior notes, and Globalstar, regarding the substantive terms of a proposed financial and legal restructuring of Globalstar's business. Under the proposed restructuring plan, all of Globalstar's assets would be contributed into a new Globalstar company, which would be initially owned by Globalstar's existing noteholders and other unsecured creditors. The proposed plan also calls for the cancellation of all existing partnership interests in Globalstar, but contemplates, subject to the satisfaction of certain conditions, a rights offering to GTL's common and preferred shareholders and Globalstar's creditors which could give them the option to purchase shares in the new company. The proposed restructuring plan will be required to be submitted for and be subject to bankruptcy court approval. The terms of the proposed plan were described in Globalstar's Form 8-K filing dated February 19, 2002.

RESULTS OF OPERATIONS

     Globalstar currently provides satellite-based telephony and narrow band data services though 24 gateways. These gateways provide coverage to 133 countries, including all of North and South America (excluding northwestern Alaska and portions of Canada above 70 degrees North latitude), Europe, Australia, Russia, the Middle East, China and South Korea. For the quarter ended March 31, 2002, Globalstar recorded total revenues of $3.9 million and provided
6.8 million minutes of billable telecommunication services. As of March 2002, Globalstar had approximately 69,000 commercial subscribers using the system. Globalstar's revenues during the quarter were not sufficient to fund Globalstar's operations.

     Globalstar service providers are generally not earning revenues sufficient to fund their operating costs. Globalstar cannot be sure that they will continue operations until Globalstar's financial restructuring is completed. Globalstar's restructuring plan assumes that Globalstar will take ownership of some of these gateways, consistent with its consolidation strategy, and that Globalstar will revise its business relationships with the remaining service providers. In addition to Globalstar's acquisition of certain service provider operations from Vodafone, Globalstar is in discussions with several other service providers with the objective of restructuring their business relationships with Globalstar.

     TE.SA.M. is in the process of liquidation and is exiting the Globalstar business. TE.SA.M. provides Globalstar service through its gateways in France, Turkey, Venezuela, Argentina, and Peru. Globalstar and other investors are in various discussions with TE.SA.M. regarding these businesses. Local purchasers in Turkey, Venezuela, Argentina, and Peru have reached agreements to purchase local service provider operations from TE.SA.M. and have entered into negotiations with Globalstar regarding the terms under which they would provide Globalstar services. Globalstar and TE.SA.M. are currently in discussions related to Globalstar acquiring TE.SA.M.'s gateway in France and have executed a memorandum of understanding ("MOU") which outlines the principal terms of such a transaction. Under the terms of the MOU, Globalstar will provide financial support to the operation of the Aussaguel gateway, not to exceed 100,000 EUR per month, retroactive to March 1, 2002. Support payments for the period March 1, 2002 through June 30, 2002 have been authorized by the bankruptcy court, subject to certain restrictions.

     Elsacom, Globalstar's service provider in Italy, Northern Europe and parts of Eastern Europe, ceased operations of its gateway located in Karkkila, Finland on May 13, 2002. The coverage areas of adjacent gateways will be expanded to cover the region previously served by the Karkkila gateway. Globalstar does not expect that the closure of the Karkkila gateway will have a material effect on service revenues.

     For the three months ended March 31, 2002, Globalstar recognized service revenue of $2.8 million compared to $1.4 million in the three months ended March 31, 2001. The increase in service revenue over the previous year is due to Globalstar's acquisition of the majority interest in GCSC. As the majority owner of GCSC, Globalstar consolidates the financial results of GCSC. Service revenue related to GCSC for the quarter ended March 31, 2002 was $2.2 million. Exclusive of Canada, Globalstar's service revenue for the three months ended March 31, 2002 declined to $0.6 million from $1.2 million for the three months ended

March 31, 2001. This decline was primarily due to revenue not being recognized in regions where service providers are delinquent on their service billings and is partially offset by increased minute volume. Subscriber equipment revenue of $1.1 million was recognized on equipment sales to Canadian customers for the three months ended March 31, 2002; no such revenue was generated in the three months ending March 31, 2001. No royalty income was recognized in the three months ended March 31, 2002 compared to $72,000 for the three months ended March 31, 2001. During the three months ended March 31, 2002, Globalstar recognized total revenue of $3.9 million, an increase of $2.4 million compared to the same three months in 2001.

     Operations expense decreased to $4.3 million for the three months ended March 31, 2002 from $22.4 million for the three months ended March 31, 2001. The decline is primarily the result of gateway installation and testing activity occurring in 2001, and cost saving measures implemented during 2001, partially offset by operations cost incurred by GCSC.

     Marketing, general and administrative expenses increased to $20.0 million for the three months ended March 31, 2002 from $10.6 million for the three months ended March 31, 2001. The increase is primarily the result due to increases in bad debt expense, related to an $11.0 million increase in reserves against amounts due from service providers on gateway purchases, partially offset by decreased advertising and promotional costs and other implemented cost savings measures.

     Restructuring costs of $2.1 million were incurred in the three months ended March 31, 2002, of which $1.6 million has been paid. The costs consisted of fees to Globalstar's restructuring specialists including financial advisors, legal counsel, and other advisors of $1.4 million and fees to the bondholders' legal counsel and financial advisors of $0.7 million.

     Depreciation and amortization expenses decreased to $8.3 million for the three months ended March 31, 2002 from $9.8 million for the three months ended March 31, 2001. The decrease is primarily the result of the reduction in the Globalstar System due to failed satellites being written off.

     Interest income decreased to $165,000 for the three months ended March 31, 2002 from $2.2 million for the three months ended March 31, 2001. The decrease is the result of lower average cash balances available for investment during 2001 and to a lesser extent, lower interest rates.

     Interest expense decreased to $92.5 million for the three months ended March 31, 2002 from $95.7 million for the three months ended March 31, 2001. This decrease was the result of reduced interest rates on facilities with variable interest costs.

     Preferred dividends accrued decreased to $5.3 million for the three months ended March 31, 2002 from $7.4 million for the three months ended March 31, 2001. The decrease is primarily the result of conversions of the 8% and 9% convertible redeemable preferred partnership interests. None of the distributions accrued during 2001 or the first three months of 2002 have been paid

     As a result of the above, the net loss applicable to ordinary partnership interests decreased to $129.1 million for the first quarter of 2002, compared to $145.5 million in the same quarter in 2001.

     Globalstar is organized as a limited partnership. As such, no income tax provision or benefit is included in the accompanying financial statements because U.S. income taxes are the responsibility of its partners. Generally, taxable income or loss, deductions and credits of Globalstar are passed through to its partners.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2002, Globalstar had approximately $46.4 million in cash and cash equivalents on hand. During 2002, Globalstar plans to use available funds to cover its net cash out flow which it expects to include operating costs associated with operating gateways and retail operations in North America and portions of Europe in addition to its traditional wholesale operations.

     The $46.4 million cash on hand at March 31, 2002 and the anticipated revenue from operations will not be sufficient to sustain Globalstar as a going concern through 2002. Globalstar, which filed for protection under chapter 11 of the United States Bankruptcy Code, will require additional financing to sustain operations until breakeven cash flow is achieved. There can be no assurance that a successful restructuring will be completed and that such financing will be available on terms acceptable to Globalstar, if at all. If Globalstar is unable to obtain such financing, it will likely cease to operate as a going concern.

     Cash and cash equivalents decreased from $55.6 million on December 31, 2001 to $46.4 million on March 31, 2001, the decrease is primarily the result of cash used to fund net operating losses for the quarter ended March 31, 2002. Globalstar expects its short term cash requirements to increase in the coming quarters as it acquires service provider gateway operations in certain regions.

     As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations have been accelerated and are immediately due and payable.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized, but will rather be tested at least annually for impairment. Globalstar adopted SFAS No. 142 on January 1, 2002. The adoption of this pronouncement did not have an impact on its financial position or its results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Globalstar adopted SFAS No. 144 on January 1, 2002. The adoption of this pronouncement did not have an impact on its financial position or its results of operations.

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

GLOBALSTAR FILED FOR BANKRUPTCY PROTECTION ON FEBRUARY 15, 2002; GTL'S EQUITY INTEREST IN GLOBALSTAR WILL LIKELY BE ELIMINATED, OR AT BEST, SEVERELY DILUTED, IN WHICH EVENT IT WILL HAVE LITTLE OR NO VALUE.

     Globalstar and five of its principal creditors have agreed in principle with respect to the terms of a financial restructuring plan. Globalstar filed the resulting "Memorandum of Understanding -- Proposed Restructuring" ("MOU") and associated Plan Support Agreement with the Securities and Exchange

Commission on February 19, 2002. The MOU is intended to form the basis for Globalstar's chapter 11 restructuring plan. The plan, subject to creditor and bankruptcy court review and approval, cancels all partnership interests in Globalstar, including those of GTL. The MOU provides for a rights offering for GTL public shareholders providing the option to purchase shares in a reorganized Globalstar subject to certain conditions. There can be no assurance that the final plan of confirmation shall contain such rights offering or any rights offering to GTL shareholders.

GLOBALSTAR HAS LIMITED CASH TO FUND ITS OPERATIONS.

     The $46.4 million cash on hand as of March 31, 2002 and the anticipated revenue from operations will not be sufficient to sustain Globalstar as a going concern through 2002. Globalstar, which filed for protection under chapter 11 of the United States Bankruptcy Code, will require additional financing to sustain operations until breakeven cash flow is achieved. There can be no assurance that a successful restructuring will be completed and that such financing will be available on terms acceptable to Globalstar, if at all. If Globalstar is unable to obtain such financing, it will likely cease to operate as a going concern.

GLOBALSTAR HAS DEFAULTED ON CERTAIN DEBT PAYMENTS.

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% and 9% convertible redeemable preferred partnership interests in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, its 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005 ("senior notes due 2004 and 2005"). Accordingly, for reporting and accounting purposes, Globalstar classified the $500 million credit facility, the QUALCOMM vendor financing and the senior notes as current obligations.

     On February 15, 2002, Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations have been accelerated and are immediately due and payable.

THE RATE OF GROWTH FOR THE SERVICE HAS NOT BEEN SUFFICIENT TO SUSTAIN GLOBALSTAR'S COST OF OPERATIONS.

     Low earth orbit satellite telecommunications systems are a new business sector that has not yet succeeded in the marketplace. Globalstar commenced commercial service in early 2000 but had acquired only approximately 69,000 commercial subscribers by March 31, 2002, too few to generate sufficient revenue to cover Globalstar's operating costs and service its debt. On January 16, 2001, Globalstar announced that it was not generating sufficient cash flow from operations and that it would suspend indefinitely payments on its funded debt. On February 15, 2002, Globalstar filed its voluntary petition for relief under chapter 11 of the United States Bankruptcy Code. By announcing a financial restructuring and filing for bankruptcy protection, Globalstar became vulnerable to additional risks, namely, that potential subscribers may defer subscribing for fear that Globalstar will cease operating in the near future, and that potential investors, partners and service providers would withhold investment because of Globalstar's uncertain future. If Globalstar is unable to restructure its debt obligations in bankruptcy, or ultimately generate positive additional cash flows from operations, Globalstar is unlikely to survive as a going concern.

GLOBALSTAR MAY BE REQUIRED TO WITHHOLD TAX ON INCOME RESULTING FROM THE CANCELLATION OF DEBT.

     The plan of reorganization now being contemplated by Globalstar will involve the cancellation of debt in exchange for equity. The cancellation of debt will give rise to considerable taxable income that will be allocable to the partners of Globalstar. Under a certain interpretation of
Section 1446 of the Internal Revenue Code of 1986, as amended, Globalstar may be obligated to pay a 35% withholding tax on all income allocated to the foreign partners regardless of the fact they will not receive a cash distribution. Globalstar believes the imposition of the withholding tax may have the effect of diverting its assets from its creditors to its foreign partners in contravention of bankruptcy law. The U.S. Department of Treasury is currently working on a regulation project that may clarify this issue. Globalstar is also evaluating other avenues of relief and is optimistic that it will be able to resolve the issue. However, until a solution is found, it is unlikely that Globalstar will be able to secure new investment.

GLOBALSTAR DEPENDS ON SERVICE PROVIDERS TO MARKET ITS SERVICE AND IMPLEMENT IMPORTANT PARTS OF ITS SYSTEM.

     Globalstar depends on unaffiliated service providers to purchase, install and operate gateway equipment, to sell phones and to market Globalstar service in each country where the service provider holds exclusive rights. Not all of these service providers have been successful, and in some countries they have not initiated service according to their schedules, or sold as much usage as they originally anticipated. Globalstar service providers are generally not earning revenues sufficient to fund their operating costs and several are delinquent on their payments to Globalstar. Globalstar cannot be sure that they will continue operations until Globalstar's financial restructuring is completed. Globalstar's restructuring plan assumes that Globalstar will take ownership of some of these gateways, consistent with its consolidation strategy, and that Globalstar will revise its business relationship with the remaining service providers. In addition to Globalstar's acquisition of certain service provider operations from Vodafone, Globalstar is in discussions with several other service providers with the objective of restructuring their business relationships with Globalstar. Elsacom, Globalstar's service provider in Italy, Northern Europe and parts of Eastern Europe, ceased operations of its gateway located in Karkkila, Finland on May 13, 2002. The coverage areas of adjacent gateways will be expanded to cover the region previously served by the Karkkila gateway.

     Globalstar has been unable to find suitable new or replacement service providers for several important regions and countries, including South Africa, India, Malaysia and Indonesia, the Philippines and other parts of Southeast Asia. Neither has Globalstar been able to find purchasers for gateways which were ordered and later cancelled. Globalstar's inability to offer service in these areas ultimately reduces overall demand for its service and undermines its value for potential users who require global service or service in Africa, Southeast Asia, and the Indian subcontinent. In addition to the lack of global service availability, roaming is not yet available in certain countries because the affected service providers have been unable to date to reach business arrangements with one another and conclude roaming testing.

     While Globalstar believes that the consolidation of certain service providers with Globalstar will increase operating efficiencies and provide for improved global service coordination, there can be no assurance that such efficiencies will be realized once operations are consolidated. Globalstar has no experience in offering Globalstar services at the retail level and may encounter unforeseen difficulties in assuming retail service provider operations.

GTL MAY BE UNABLE TO FUND MANDATORY REDEMPTION REQUIREMENTS OF 8% AND 9% CONVERTIBLE REDEEMABLE PREFERRED STOCK.

     The 8% and 9% convertible redeemable preferred stock of GTL has mandatory redemption dates in 2011. Under the terms of the mandatory redemption, GTL may make payments to the holders in either cash or common stock or a combination thereof. Based upon the price of GTL's common stock at March 31, 2002, GTL has not authorized a sufficient number of shares of common stock to effect payment in common stock. Accordingly, as of March 31, 2002, GTL classified $163,592,000 of the 8% and 9% convertible redeemable preferred stock outside the shareholders' deficit section of the balance sheet based on GTL's average common stock price in the 10-day period preceding March 31, 2002 (approximately $0.14). The number of shares of GTL common stock that may be issued on the mandatory redemption date will depend on factors at the redemption date including the price of GTL's common stock and the number of shares of 8% and 9% convertible redeemable preferred stock outstanding at the time of the redemption. The amount of the 8% and

9% convertible redeemable preferred stock classified outside the shareholders' deficit section will vary in future periods depending on these variables.

GTL HAS BEEN DE-LISTED BY THE NASDAQ NATIONAL MARKET.

     On June 14, 2001, GTL's listing was transferred to the Nasdaq SmallCap Market. This change, while still permitting public trading of GTL's shares, reduced their liquidity and may also have had an adverse effect on their trading value. On November 14, 2001, Nasdaq notified GTL that it halted trading in GTL shares. GTL is now traded on the Nasdaq OTC Bulletin Board under the symbol GSTRF.OB. There can be no assurance that there will be any future trading market for the GTL common stock.

LOCKHEED MARTIN IS DISPUTING GLOBALSTAR'S RIGHT TO ISSUE IT A $150 MILLION NOTE IN SATISFACTION OF PAYMENTS MADE UNDER A GUARANTY.

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank, became due and was repaid in full by its guarantors, including Lockheed Martin Corporation. Pursuant to the relevant agreements, Globalstar issued to all the guarantors three-year notes in proportion to the principal amount of the credit facility guaranteed. Lockheed Martin, however, has rejected the notes it received and is instead asking Globalstar to issue new securities with additional rights and enhanced value without waiving its claim that it is entitled to receive an immediate cash reimbursement by Globalstar of its $150 million payment to the bank lenders. Globalstar disputes Lockheed Martin's interpretation of the relevant agreements. If the dispute is not resolved, Globalstar cannot be sure that a court would agree with Globalstar's interpretation of the agreements. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

GLOBALSTAR'S SATELLITES HAVE A LIMITED USEFUL LIFE AND MAY FAIL PREMATURELY.

     Globalstar's system has performed well. The satellites in orbit have certain redundant systems in case of failure. However, in-orbit failure may result from various causes, including:

     - component failure;

     - loss of power or fuel;

     - inability to control positioning of the satellite;

     - solar and other astronomical events; and

     - space debris.

     Repair of satellites in space is not feasible. Factors that affect the useful lives of Globalstar's satellites include the quality of construction, gradual degradation of solar panels and the durability of components. Random failure of satellite components may result in damage to or loss of a satellite before the end of its expected life. Globalstar has not insured its satellites against in-orbit failures.

     In mid-March 2001 Globalstar detected anomalous behavior in two of the satellites and removed them from service. These two satellites were subsequently declared failed and replaced with two in-orbit spares in late 2001. Globalstar further detected anomalous behavior in a third satellite in April 2001; however, the satellite recovered to full health and was returned to service in August 2001.

     Globalstar has since experienced four additional anomalies, one in late November 2001, two in February 2002 and one in early April 2002. These events are again similar in observed behavior to the prior events. Of the four satellites, three have recovered, with two returned to service and one held as an in plane spare. The fourth satellite, which experienced the most recent anomaly in early April, is still out-of-service undergoing diagnostic testing and recovery operations. This satellite shows signs of recovery although this cannot be guaranteed and may take a considerable time to achieve. Based on these additional anomalies, Globalstar and SS/L reopened the prior anomaly investigation. The investigation findings remain inconclusive; however, based upon in-flight experience, satellites that experience this degraded behavior appear to be responsive to recovery efforts. Following the two initial anomalies in March 2001, Globalstar has implemented operational safeguards to limit worsening of the anomalous behavior and to accelerate recovery where possible.

GLOBALSTAR FACES SPECIAL RISKS BY DOING BUSINESS IN DEVELOPING MARKETS AND FACES CURRENCY RISKS.

     Based on business operations in 2001, in which Globalstar earned about 91% of its revenue internationally, it expects that most of its business in the future will be conducted outside the United States. International operations are subject to changes in domestic and foreign government regulations and telecommunications standards, tariffs or taxes and other trade barriers. Political, economic or social instability or other developments, including currency fluctuations, could also adversely affect Globalstar's operations. In addition, Globalstar's contracts may be governed by foreign law or enforceable only in foreign jurisdictions. As a result, Globalstar may find it hard to enforce its rights under these agreements if there is a dispute.

     Globalstar's largest potential markets are in developing countries or regions that are substantially underserved and are not expected to be served by existing telecommunications systems. Developing countries are more likely than industrialized countries to experience market, currency and interest fluctuations and may have higher inflation. In addition, these countries present risks relating to government policy, price and wage, exchange control, tax and social instability, expropriation and other economic, political and diplomatic conditions.

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

GLOBALSTAR'S BUSINESS IS REGULATED, CAUSING UNCERTAINTY AND ADDITIONAL COSTS.

     Globalstar's operations are and will continue to be subject to United States and international regulation. Globalstar's service providers must be authorized in each of the markets in which they intend to provide service. Globalstar and its service providers may not be able to obtain or retain all regulatory approvals needed for operations. For example, Vodafone's affiliate, Globalstar Southern Africa, has not received a license from the government although its gateway has been operational for more than two years. Regulatory changes, such as those resulting from judicial decisions and/or adoption of treaties, legislation or regulation in countries where Globalstar intends to operate, may also significantly affect Globalstar's business.

     In July 2001, the FCC authorized Globalstar, along with seven other applicants, to construct and launch a second generation system in the 2GHz spectrum band. The FCC established construction milestones. Globalstar's failure to meet one or more of these milestones, the first of which occurs on July 17, 2002, could result in cancellation of Globalstar's 2 GHz authorization.

GLOBALSTAR FACES INTENSE COMPETITION FROM BOTH DIRECT AND INDIRECT COMPETITORS, AND ADDITIONAL DIRECT COMPETITORS PLAN TO ENTER THE MARKET SOON.

     Iridium L.L.C. has emerged from bankruptcy with no debt under new ownership and resumed commercial service in competition with Globalstar in April 2001. It has secured a two-year contract valued at $72 million from the U.S. Department of Defense. ICO has also emerged from bankruptcy, and is expected to complete its system and compete with Globalstar in the future.

     Existing fixed satellite systems, including those of Mobile Satellite Ventures (formerly Motient and American Mobile Satellite Corporation), Comsat Corporation's Planet-1, and Inmarsat, and recently developed systems, including those of ACeS and Thuraya Satellite Communications Company, also provide competing service on a regional basis at potentially lower costs.

TECHNOLOGICAL ADVANCES AND A CONTINUING TREND TOWARD STRATEGIC ALLIANCES IN THE TELECOMMUNICATIONS INDUSTRY COULD GIVE RISE TO SIGNIFICANT NEW COMPETITORS.

     Satellite-based telecommunications systems are characterized by high up-front costs and relatively low operating costs. Several systems are being proposed and, while the proponents of these systems believe that there will be significant demand for their services, actual demand will not become known until such systems are operational. If the capacity of Globalstar and competing systems exceeds demand, price competition could be intense. Further, the reorganizations of Iridium L.L.C. and ICO have allowed them to dramatically reduce or eliminate their debt and the need to service that debt. Globalstar anticipates that upon a successful reorganization it will also reduce or eliminate its debt and the need to service that debt.

NEW TECHNOLOGIES AND THE EXPANSION OF LAND-BASED SYSTEMS MAY REDUCE DEMAND FOR GLOBALSTAR'S SERVICE.

     Globalstar believes that the extension of land-based telecommunications services to regions previously underserved or not served by wireline or cellular services has reduced demand for Globalstar service in those regions. These land-based telecommunications services have been built more quickly than Globalstar anticipated; therefore, demand for Globalstar's service is expected to be reduced sooner than Globalstar assumed in formulating earlier business plans. This development has been responsible, in part, for Globalstar's effort in 2001 to identify and sell into vertical markets and to deploy data products, rather than focusing more resources on areas formerly underserved by terrestrial systems.

     Globalstar may also face competition in the future from companies using new technologies and new satellite systems. The space and communications industries are subject to rapid advances and innovations in technology. New technology could render Globalstar obsolete or less competitive by satisfying consumer demand in more attractive ways or through the introduction of incompatible standards. In addition, Globalstar depends on technologies developed by third parties, and Globalstar cannot be certain that these technologies will continue to be available to Globalstar on a timely basis or on commercially reasonable terms.

GLOBALSTAR COULD FACE LIABILITY BASED ON ALLEGED HEALTH RISKS.

     There has been adverse publicity concerning alleged health risks associated with the use of portable hand-held telephones which have transmitting antennae. Recent medical studies, however, have again failed to confirm such health risks. In any event, because hand-held Globalstar telephones will use on average lower power to transmit signals than traditional cellular telephones, Globalstar does not believe that any new guidelines from the Federal Communications Commission, or any other regulatory agency, will require any significant modifications of its system or of its hand-held telephones. Even so, Globalstar cannot be certain that these guidelines, or any associated health issues, will not have an adverse effect on Globalstar's business.

GLOBALSTAR RELIES ON KEY PERSONNEL.

     Globalstar must hire and retain highly qualified personnel to operate its system and manage its business successfully. None of GTL's or Globalstar's officers have an employment contract with GTL or Globalstar, except that Mr. Olof Lundberg has a written agreement to serve as chairman of Globalstar's Committee of General Partners and chief executive officer of Globalstar and that Mr. Ira E. Goldberg has agreed to serve as the restructuring officer of GTL under terms set out by the Board of Directors of GTL. In addition, neither GTL nor Globalstar maintains "key man" life insurance. The departure of any of its executives or other key employees could have an adverse effect on Globalstar's business, especially during its restructuring period. Globalstar implemented a retention bonus program in 2001 in an effort to retain its executives and key employees and, subject to bankruptcy court approval intends to implement a similar program in 2002. There can be no assurance that such efforts will be successful or that Globalstar will be able to attract qualified persons to replace departing personnel.

DEPENDENCE ON KEY VENDORS.

     Globalstar is dependent on QUALCOMM for gateway hardware and software, on QUALCOMM as the exclusive manufacturer of phones using the IS-41 CDMA North American standard, and on Telit for the manufacture of GSM dual-mode phones. Ericsson has discontinued manufacturing Globalstar products, and there is no assurance that QUALCOMM or Telit will not choose to terminate its business relationship with us. If either does, Globalstar may not be able to find a replacement; if Globalstar does find a replacement, there may be a substantial period of time in which its products are not available.

     In order to preserve cash during 2001, Globalstar ceased its payments for services performed by SS/L and QUALCOMM; and is currently overdue on its contractual payment obligations to these vendors. Globalstar and QUALCOMM previously contracted for the design and development of the Globalstar ground segment pursuant to the Development Contract dated March 18, 1994 (the "Development Contract") and contracted for the manufacture, deployment and maintenance of Globalstar Gateways via the Production Gateway Purchase Agreement dated April 30, 1997 (the "Production Agreement"). QUALCOMM terminated the Development Contract and the Production Agreement for non-payment of invoices on November 29, 2001, and on December 20, 2001, respectively. Qualcomm has substantially reduced its staff assigned to Globalstar and is requesting advance payments or deposits for current and future work. Globalstar is currently negotiating a support agreement with QUALCOMM that will allow it to utilize the QUALCOMM expertise necessary to maintain the system. There can be no assurances that Globalstar and QUALCOMM will renegotiate the mutually satisfactory terms required to continue QUALCOMM's support to Globalstar's system operations.

     SS/L has not terminated its satellite contract with Globalstar and has continued the production of eight spare satellites. Globalstar is in discussions with SS/L regarding the settlement of unpaid amounts due under the satellite contract and the transfer of title to the spare satellites, which is currently held by SS/L, to Globalstar. There can be no assurances that Globalstar and SS/L will reach agreement on contract terms and conditions that will result in the delivery of the satellites from SS/L to Globalstar.

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

     - Globalstar is currently managed by a committee of its general partners, a majority of the representatives on which may be designated by Loral, which in turn owns SS/L, a contractor of Globalstar. Loral is also a significant creditor of Globalstar.

     - Several Globalstar service providers and their retail distributors are cellular operators and may have an incentive to favor terrestrial wireless services over satellite services in certain markets.

AS A GENERAL PARTNER, GTL IS LIABLE FOR THE RECOURSE DEBT AND OTHER OBLIGATIONS OF GLOBALSTAR.

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of March 31, 2002. Certain of Globalstar's debt, including the public debt, are non-recourse to the general partners. Future funding, if any, or assets of GTL, may be utilized to fund this general partner liability.

     In 2001, an issue was raised as to whether the three-year notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility were prepared in accordance with the recourse provisions of the guarantee arrangement. Management does not believe the existing notes containing non-recourse language will need to be replaced with notes not containing the non-recourse language. If the existing non-recourse notes were replaced with notes not containing the non-recourse language, the replacement would not impact Globalstar's results of operations. However, allocations of Globalstar's losses to general partners, including GTL, would increase by the amount of the increase in recourse obligations. Replacement of the notes would not alter the subordinate position of GTL's shareholders relative to holders of these notes.

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

     If GTL were to become a limited partner in Globalstar, GTL could be deemed to be an investment company under the Investment Company Act of 1940. If this happens, GTL would become subject to the registration and other requirements of that law. In order to register, GTL might be required to reincorporate as a domestic U.S. corporation and would thereafter be subject to U.S. tax on its worldwide income. GTL currently intends to conduct its operations so as to avoid being deemed an investment company under the Investment Company Act of 1940.

HOLDERS OF GTL PREFERRED STOCK WILL HAVE THE RIGHT UNDER CERTAIN CIRCUMSTANCES TO APPOINT DIRECTORS TO GTL'S BOARD OF DIRECTORS AND TO APPOINT A MEMBER TO GLOBALSTAR'S GENERAL PARTNERS' COMMITTEE.

     In January 2001, GTL announced that it was suspending indefinitely dividend payments on its 8% preferred stock and its 9% preferred stock. Under the terms of each such series of preferred stock, if GTL should fail to pay dividend payments on such series for an aggregate of six quarters, holders of the majority of the outstanding shares of that series will have the right to elect up to two additional members to GTL's Board of Directors. Globalstar's partnership agreement further provides that in the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the 8% preferred stock and/or the 9% preferred stock, holders of the majority of such outstanding preferred stock, voting together as a class, will have the right to appoint one additional member to Globalstar's General Partners' Committee. Assuming that the dividend payments remain suspended, dividends will have been accrued and not paid for six consecutive quarters on May 15, 2002 and June 1, 2002 for the 8% preferred stock and the 9% preferred stock, respectively. GTL does not currently plan to reinitiate dividend payments in cash or in stock.

PATENTS HELD BY OTHER FIRMS OR INDIVIDUALS MAY BLOCK GLOBALSTAR'S PATENTS.

     Because the U.S. patent application process is confidential, there can be no assurance that third parties, including competitors of Globalstar, do not have patents pending or issued that could result in infringement by Globalstar. In such an event, Globalstar could be required to redesign some part of its system or pay royalties for use of the third parties' patents, which could increase cost or delay implementation of certain features or functions. In January 2000, TRW asserted in a letter to Globalstar that certain TRW patents may be infringed. Globalstar denied the assertion, and has not had any communication with TRW on this matter since February 2001.

VOLATILITY OF MARKET VALUES.

     Globalstar's stock price and the fair value of its senior notes experienced substantial price volatility in the period before Globalstar announced that it would restructure its debt. This volatility may continue as Globalstar restructures its debt obligations and increases cash flows from operations. These factors, as well as general economic conditions, actions of its competitors, and political conditions may materially adversely affect its market values in the future.

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

GTL HAS NO SOURCE OF FUNDS OTHER THAN THOSE PROVIDED BY GLOBALSTAR.

     GTL has no source of funds other than as may be provided to it from time to time by Globalstar. These funds are utilized to cover administrative and legal expenses incurred by GTL related to its ongoing litigation and Globalstar's bankruptcy proceedings.

GLOBALSTAR IS SUBJECT TO EXPORT REGULATION.

     Globalstar's operations are subject to certain regulations of the U.S. Treasury Department's Office of Foreign Assets Control (i.e., financial transactions) and the U.S. Commerce Department's Bureau of Export Administration (i.e., export of gateways and Globalstar phones). There can be no assurance that such regulations will not adversely affect or delay Globalstar's operations in a particular country

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of March 31, 2002 and December 31, 2001, the fair value of Globalstar's long-term debt and interest bearing vendor financing (collectively, "long-term obligations") was estimated to be $203 million and $201 million, respectively, using quoted market prices or, in the case of vendor financing and term-loans with variable interest rates, the ratio of the carrying amount to fair value of the senior notes for 2002 and 2001. The long-term obligations carrying value exceeded fair value by $2.9 billion as of March 31, 2002 and December 31, 2001. Market rate risk on long-term obligations is estimated as the potential increase in annual interest expense resulting from a hypothetical one percentage point increase in interest rates and amounted to approximately $31 million and $30 million as of March 31, 2002 and December 31, 2001, respectively.

                                    PART II.

                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     On February 20, 2001, a purported class action lawsuit was filed against Globalstar and Globalstar Capital Corporation on behalf of the owners of the 10 3/4% bonds, due November 2004 (the "Bonds") in Superior Court, New Castle County, Delaware. Globalstar Capital Corporation and Globalstar, L.P. issued the Bonds as joint obligors. The complaint alleges that the defendants repudiated the Bonds' registration statement, prospectus and indenture, without consent of the bondholders, when Globalstar announced that it was suspending its future interest payments on the Bonds. On April 23, 2001, the defendants moved to dismiss the complaint for failure to state a cause of action. A second similar class action was filed in Delaware on June 5, 2001. The defendants have also moved to dismiss this complaint. Plaintiffs subsequently amended the complaint and defendants again moved to dismiss the amended complaint for failure to state a cause of action. On December 31, 2001, the court granted defendants' motion to dismiss in part, dismissing plaintiffs' claims for principal and interest not yet due, but allowing plaintiffs to proceed with their breach of contract claim based on the interest payments already missed at the time the amended complaints were filed. Defendants answered the complaints on January 17, 2002. These proceedings are now automatically stayed in accordance with Section 362(a) of the U.S. Bankruptcy Code. On August 7, 2001, Globalstar received a petition filed on July 13, 2001 in Texas state court by L.E. Creel III, a holder of an 11 3/8% note seeking principal payment of the note plus interest. Globalstar filed an answer contesting the petition. On December 6, 2001, the parties participated in court ordered mediation, which failed to lead to a settlement of plaintiff's claim. This proceeding is also stayed pursuant the U.S. Bankruptcy Code.

     In Re Globalstar Securities Litigation. On February 28, 2001, plaintiff Eric Eismann filed a purported class action complaint against GTL in the United States District Court for the Southern District of New York. The other defendants named in the complaint were Loral Space & Communications Ltd. and Bernard Schwartz, the former Chief Executive Officer of Globalstar. Globalstar was not a named defendant in these actions. The complaint alleges that (a) GTL and Mr. Schwartz violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making material misstatements or failing to state material facts about GTL's business and prospects; and (b) that Loral and Mr. Schwartz are secondarily liable for these alleged misstatements and omissions under Section 20(a) of the Exchange Act as alleged "controlling persons" of GTL. The class of plaintiffs on whose behalf this lawsuit has been asserted consists of all buyers of GTL common stock from December 6, 1999, through October 27, 2000, excluding the defendants, officers and directors of GTL, and certain persons affiliated therewith (the "Excluded Persons"). Eighteen additional purported class action complaints were subsequently filed in the United States District Court for the Southern District of New York. These complaints were granted class action status and consolidated into a case known as In Re Globalstar Securities Litigation, 01 Civ. 1748 (SHS). On September 26, 2001, the Court appointed The Phillips Family as Lead Plaintiff for the Class. On November 13, 2001, Lead Plaintiff filed a Consolidated Amended Class Action Complaint and a demand for jury trial. The Amended Complaint drops the cause of action against certain individuals and adds causes of action against Globalstar and its wholly-owned subsidiary, Globalstar Capital. GTL and Globalstar believe that they have meritorious defenses to these actions and on or about February 25, 2002, filed a motion to dismiss the complaint. The case against Globalstar and Globalstar Capital is stayed pursuant to the U.S. Bankruptcy Code. There are, however, no assurances that the defenses to these actions will be successful.

     During 2001, Ericsson OMC Limited ("Ericsson") filed two separate demands for arbitration with the American Arbitration Association that sought monetary damages in the combined amount of $64.0 million with respect to two contracts. Ericsson took the position that Globalstar failed to satisfy minimum purchase requirements for phones under two contracts, one for the purchase of Fixed Access Units (FAU) and one for the purchase of mobile R290 units (R290). The parties negotiated a settlement and liquidation in the amount of $35.0 million, which amount will become a creditor's claim by Ericsson against Globalstar subject to bankruptcy court approval.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     On January 16, 2001, Globalstar suspended indefinitely principal and interest payments on its funded debt and dividend payments on its 8% and 9% convertible redeemable preferred partnership interests in order to conserve cash for operations. Non-payment of interest on Globalstar's debt instruments, credit facility and vendor financing agreements when they become due, and continuance of non-payment for the applicable grace period, are "events of default" under the terms of each of the debt instruments. An event of default has occurred in connection with Globalstar's $500 million credit facility, its vendor financing facility with QUALCOMM, its 11 3/8% senior notes due February 15, 2004, its 11 1/4% senior notes due June 15, 2004, its 10 3/4% senior notes due November 1, 2004, and its 11 1/2% senior notes due June 1, 2005. Accordingly, for reporting and accounting purposes, Globalstar classified the $500 million credit facility, the QUALCOMM vendor financing and the senior notes as current obligations.

     On February 15, 2002, Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations have been accelerated and are immediately due and payable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

     Exhibit 12   Statement Regarding Computation of Ratios
     Exhibit      Financial Statements for Globalstar Capital Corporation (A
       99.1       Debtor-in-Possession)
     Exhibit      Financial Statements for Loral QUALCOMM Satellite Services,
       99.2       L.P. (A Debtor-in-Possession)

     (b) Reports on Form 8-K

DATE OF REPORT                                          DESCRIPTION
--------------                                          -----------
February 19, 2002.............  Bankruptcy or Receivership -- Globalstar filed for Chapter
                                11 Protection on February 15, 2002. Other Events -- Loral
                                Space & Communications Ltd. And the Informal Committee of
                                Bondholders reach an agreement on the restructuring of
                                Globalstar.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

                                          GLOBALSTAR TELECOMMUNICATIONS LIMITED
                                          Registrant

                                                  /s/ IRA E. GOLDBERG
                                          --------------------------------------
                                                     Ira E. Goldberg
                                                  Restructuring Officer
                                           and Registrant's Authorized Officer

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

Date: May 15, 2002