Form 10-Q
period 2002-06-30
GLOBALSTAR TELECOMMUNICATIONS LTD; GLOBALSTAR LP
filed 2002-08-13
CIK 933401, 1037927

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                                Yes [X]  No [ ]

     As of July 31, 2002, there were 113,056,619 shares of Globalstar Telecommunications Limited common stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

           GLOBALSTAR TELECOMMUNICATIONS LIMITED AND GLOBALSTAR, L.P.

                                   FORM 10-Q

                                     INDEX

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements:
         Globalstar Telecommunications Limited (A General Partner of
         Globalstar, L.P.)...........................................    2
         Globalstar, L.P. (A Debtor-in-Possession)...................    9
Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................   24
Item 3.  Quantitative and Qualitative Disclosures About Market
         Risk........................................................   39

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings...........................................   40
Item 2.  Changes in Securities and Use of Proceeds...................   41
Item 3.  Defaults Upon Senior Securities.............................   41
Item 4.  Submission of Matters to Vote of Security Holders...........   41
Item 5.  Other Information...........................................   41
Item 6.  Exhibits and Reports on Form 8-K............................   41
Signatures...........................................................   42

                                    PART I.

                             FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                            CONDENSED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2002            2001
                                                              -----------    ------------
ASSETS......................................................  $        --    $        --
                                                              ===========    ===========
LIABILITIES, CONVERTIBLE REDEEMABLE PREFERRED STOCK AND
  SHAREHOLDERS' (DEFICIT)
Current liabilities:
  Dividends payable.........................................  $    39,950    $    29,870
  Equity losses in excess of partnership interests in
     Globalstar.............................................      853,607        825,637
                                                              -----------    -----------
          Total current liabilities.........................      893,557        855,507
                                                              -----------    -----------
Commitments and contingencies (Note 5)
Convertible Redeemable Preferred Stock:
  8% Series A (3,709,588 and 3,268,796 shares outstanding at
     June 30, 2002 and December 31, 2001, respectively, $186
     million and $163 million redemption value at June 30,
     2002 and December 31, 2001, respectively)..............      180,061        158,666
  9% Series B (331,586 and 1,270,075 shares outstanding at
     June 30, 2002 and December 31, 2001, respectively, $17
     million and $64 million redemption value at June 30,
     2002 and December 31, 2001, respectively)..............       16,091         61,630
                                                              -----------    -----------
                                                                  196,152        220,296
                                                              -----------    -----------
Shareholders' (deficit):
Preference shares, $.01 par value, 20,000,000 shares
  authorized:
  8% Series A convertible redeemable preferred stock,
     (647,907 and 1,089,599 shares outstanding at June 30,
     2002 and December 31, 2001, respectively, $32 million
     and $55 million redemption value at June 30, 2002 and
     December 31, 2001, respectively).......................       31,449         52,888
  9% Series B convertible redeemable preferred stock,
     (57,914 and 423,358 shares outstanding at June 30, 2002
     and December 31, 2001, respectively, $3 million and $21
     million redemption value at June 30, 2002 and December
     31, 2001, respectively)................................        2,810         20,544
Common stock, $1.00 par value, 600,000,000 shares authorized
  (113,056,619 and 110,542,921 shares outstanding at June
  30, 2002 and December 31, 2001, respectively).............      113,057        110,543
Additional paid-in capital..................................    1,202,756      1,141,953
Warrants....................................................       11,268         11,268
Accumulated deficit.........................................   (2,451,049)    (2,412,999)
                                                              -----------    -----------
          Total shareholders' (deficit).....................   (1,089,709)    (1,075,803)
                                                              -----------    -----------
          Total liabilities and shareholders' (deficit).....  $        --    $        --
                                                              ===========    ===========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                  --------------------    --------------------
                                                    2002        2001        2002        2001
                                                  --------    --------    --------    --------
Equity in net loss applicable to ordinary
  partnership interests of Globalstar, L.P......  $  9,151    $ 37,709    $ 27,970    $ 63,692
                                                  --------    --------    --------    --------
Net loss........................................     9,151      37,709      27,970      63,692
Preferred dividends on convertible redeemable
  preferred stock...............................     4,795       6,593      10,080      13,972
                                                  --------    --------    --------    --------
Net loss applicable to common shareholders......  $ 13,946    $ 44,302    $ 38,050    $ 77,664
                                                  ========    ========    ========    ========
Net loss per share -- basic and diluted.........  $   0.12    $   0.40    $   0.34    $   0.71
                                                  ========    ========    ========    ========
Weighted average shares outstanding -- basic and
  diluted.......................................   113,057     109,619     112,571     109,076
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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
                                                              -------------------------
                                                                   2002          2001
                                                              --------------   --------
OPERATING ACTIVITIES:
  Net loss..................................................     $(27,970)     $(63,692)
  Equity in net loss applicable to ordinary partnership
     interests of Globalstar, L.P...........................       27,970        63,692
                                                                 --------      --------
  Net cash provided by operating activities.................           --            --
                                                                 --------      --------
INVESTING ACTIVITIES:
  Net cash used in investing activities.....................           --            --
                                                                 --------      --------
FINANCING ACTIVITIES:
  Net cash provided by financing activities.................           --            --
                                                                 --------      --------
Net increase (decrease) in cash and cash equivalents........
Cash and cash equivalents, beginning of period..............
                                                                 --------      --------
Cash and cash equivalents, end of period....................     $     --      $     --
                                                                 ========      ========
NONCASH TRANSACTIONS:
  Common stock issued upon conversion of convertible
     preferred securities...................................     $ 63,318      $ 61,004
                                                                 ========      ========

                  See notes to condensed financial statements.

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed financial statements have been prepared by Globalstar Telecommunications Limited ("GTL") pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of GTL, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to SEC rules. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. These condensed financial statements should be read in conjunction with GTL's Annual Report on Form 10-K for the year ended December 31, 2001.

     GTL, a general partner of Globalstar, L.P., a Delaware limited partnership ("Globalstar"), was created to permit public equity ownership in Globalstar. GTL does not have any operations, any personnel or facilities, and does not manage the day-to-day operations of Globalstar. GTL has no other business or investments. GTL's sole asset is its investment in Globalstar and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. Accordingly, GTL's results of operations only reflect its share of Globalstar's results of operations, as presented on Globalstar's financial statements.

     GTL accounts for its investment in Globalstar's ordinary partnership interests on an equity basis, recognizing its allocated share of net loss for each period since its initial investment on February 22, 1995. This investment includes the fair value of warrants received or acquired from Globalstar in 1996 and 1997 and the 8% convertible redeemable preferred partnership interests (the "8% RPPIs") and 9% convertible redeemable preferred partnership interests (the "9% RPPIs"). In 2000, Globalstar's losses reduced GTL's investment in Globalstar ordinary and preferred partnership interests to zero. Accordingly, GTL has discontinued providing for its allocated share of Globalstar's net losses and recognized the remaining unallocated losses as a result of its general partner status in Globalstar. Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of June 30, 2002. Certain of Globalstar's debt, including the public debt, are non-recourse to the general partners. On February 15, 2002, the other general partner of Globalstar, Loral QUALCOMM Satellite Services, L.P. ("LQSS"), filed a voluntary petition under Chapter 11 of the United States Code. Effective February 15, 2002, Globalstar ceased allocating additional losses associated with recourse debt to LQSS. As the only remaining general partner of Globalstar that has not filed for bankruptcy protection, GTL has been allocated all losses related to debt that is recourse to General Partners since February 15, 2002. As a result of its general partner status, GTL has recorded a cumulative liability of $853.6 million.

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

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

2.  ORGANIZATION AND BUSINESS

     As of June 30, 2002, GTL owned 42.4% of the outstanding ordinary partnership interests, 100% of the outstanding 8% RPPIs and 100% of the outstanding 9% RPPIs of Globalstar.

     On February 15, 2002 (the "Petition Date"), Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations have been accelerated and are immediately due and payable. GTL does not intend to file an immediate petition for bankruptcy relief, but will continue to monitor events and govern its actions accordingly. In this regard, in June 2002, GTL petitioned the bankruptcy court to order the appointment of an Official Committee of Equity Security Holders to represent GTL shareholders in the bankruptcy proceeding. The court denied GTL's petition on July 12, 2002. Globalstar's bankruptcy filing and subsequent financial restructuring will likely leave shares in GTL with very little or no value. These factors, among others, raise substantial doubt about GTL's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     Negotiations prior to filing of Globalstar's bankruptcy petition resulted in a memorandum of understanding ("MOU") and Plan Support Agreement ("PSA") reached among Loral, Globalstar's informal committee of bondholders, representing approximately 17% of Globalstar's outstanding senior notes, and Globalstar, regarding the substantive terms of a proposed financial and legal restructuring of Globalstar's business. Under the MOU, all of Globalstar's assets would be contributed into a new Globalstar company, which would be initially owned by Globalstar's existing noteholders and other unsecured creditors. The MOU also calls for the cancellation of all existing partnership interests in Globalstar, but contemplates, subject to the satisfaction of certain conditions, a rights offering to GTL's common and preferred shareholders and Globalstar's creditors, which could give them the option to purchase shares in the new company. On May 23, 2002, Globalstar filed a Disclosure Statement and Plan of Reorganization for approval by the Bankruptcy Court, which include terms that are substantially similar to the MOU and PSA. The terms of the MOU and PSA were described in Globalstar's Form 8-K filing dated February 19, 2002. The Disclosure Statement and Plan of Reorganization were described in Globalstar's Form 8-K filing dated June 5, 2002. Pursuant to the terms of the PSA, if the Disclosure Statement is not approved by the Bankruptcy Court by August 13, 2002, then each of Loral and the Creditors Committee will have the right for 15 days thereafter to terminate the PSA. There is presently no hearing scheduled to obtain Bankruptcy Court approval of the Disclosure Statement, and accordingly it is anticipated that such approval will not be obtained by the deadline set forth in the PSA. Globalstar continues to engage in discussions with Loral and the Creditors Committee regarding the reorganization of Globalstar. No assurances can be given as to whether the PSA will be terminated by Loral or the Creditors Committee in accordance with the terms thereof or as to whether ongoing discussions with Loral and the Creditors Committee will ultimately result in a successful reorganization of Globalstar. It is very likely that in any financial restructuring under this agreement or any other plan ultimately approved by the court, GTL's equity interest, along with the interests of Globalstar's other partners, will be eliminated.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Earnings Per Share

     Due to GTL's net losses for the three months and six months ended June 30, 2002 and 2001, diluted weighted average common shares outstanding excludes the weighted average effect of, (i) the assumed conversion of GTL's 8% Series A convertible redeemable preferred stock, due 2011 (the "8% Preferred

                     GLOBALSTAR TELECOMMUNICATIONS LIMITED
                    (A GENERAL PARTNER OF GLOBALSTAR, L.P.)

             NOTES TO CONDENSED FINANCIAL STATEMENTS -- (CONTINUED)

Stock") into 9.4 million common shares for the three and six months ended June 30, 2002 and 2001, (ii) the assumed conversion of GTL's 9% Series B convertible redeemable preferred stock, due 2011 (the "9% Preferred Stock") into 0.8 million and 4.1 million common shares for the three months ended June 30, 2002 and 2001, respectively, and into 1.3 million and 4.7 million common shares for the six months ended June 30, 2002 and 2001, respectively, and (iii) the assumed exercise of outstanding options and warrants, into 12.0 million common shares for the three and six months ended June 30, 2002 and 2001, as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per share is based on the net loss applicable to common shareholders and the weighted average common shares outstanding for the three months and six months ended June 30, 2002 and 2001, respectively.

  Comprehensive Loss

     During the periods presented, GTL had no changes in equity from transactions or other events and circumstances from non-owner sources. Accordingly, a statement of comprehensive loss has not been provided.

4.  CONVERTIBLE REDEEMABLE PREFERRED STOCK

     The 8% and 9% convertible redeemable preferred stock of GTL has mandatory redemption dates in 2011. Under the terms of the mandatory redemption, GTL may make payments to the holders in either cash or common stock, or a combination thereof. Based upon the price of GTL's common stock at June 30, 2002 and December 31, 2001, GTL had not authorized a sufficient number of shares of common stock to effect payment in common stock. Accordingly, GTL classified $196,152,000 and $220,296,000 as of June 30, 2002 and December 31, 2001,
respectively, of the 8% and 9% convertible redeemable preferred stock outside the shareholders' deficit section of the balance sheet based on GTL's average common stock price in the 10-day period preceding the end of the period (approximately $0.07 as of June 30, 2002). The number of shares of GTL common stock that may be issued on the mandatory redemption date will depend on factors at the redemption date including the price of GTL's common stock and the number of shares of 8% and 9% convertible redeemable preferred stock outstanding at the time of the redemption. The amount of the 8% and 9% convertible redeemable preferred stock classified outside the shareholders' deficit section will vary in future periods depending on these variables.

     In the six months ended June 30, 2002, 900 shares of 8% Preferred Stock were converted into 1,932 shares of GTL common stock. No shares were converted in the three months ended June 30, 2002. As a result, the converted 8% RPPIs were converted into 477 Globalstar ordinary partnership interests. As of June 30, 2002, the 8% Preferred Stock had an aggregate liquidation preference equal to its $218 million aggregate redemption value and a mandatory redemption date of February 11, 2011. The remaining shares of 8% Preferred Stock outstanding at June 30, 2002 were convertible into 9,368,383 shares of GTL common stock.

     In the six months ended June 30, 2002, 1,303,933 shares of 9% Preferred Stock were converted into 2,511,766 shares of GTL common stock. No shares were converted in the three months ended June 30, 2002. As a result, the converted 9% RPPIs were converted into 620,189 Globalstar ordinary partnership interests. As of June 30, 2002, the 9% Preferred Stock had an aggregate liquidation preference equal to its $20 million aggregate redemption value and a mandatory redemption date of February 11, 2011. The remaining shares of 9% Preferred Stock outstanding at June 30, 2002 were convertible into 750,213 shares of GTL common stock.

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

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION



                     CONDENSED CONSOLIDATED BALANCE SHEETS
                  (IN THOUSANDS, EXCEPT PARTNERSHIP INTERESTS)
                                  (UNAUDITED)

                                                               JUNE 30,      DECEMBER 31,
                                                                 2002            2001
                                                              -----------    ------------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $    34,783    $    55,625
  Accounts receivable, net of allowance of $2,316 at June
    30, 2002 and $2,158 at December 31, 2001................        2,739          2,282
  Inventory.................................................          665          1,090
  Prepaid expenses and other current assets.................        7,023         12,971
                                                              -----------    -----------
        Total current assets................................       45,210         71,968
                                                              -----------    -----------
Property and equipment:
  Globalstar System, net....................................      215,259        229,774
  Other property and equipment, net.........................        2,177          2,216
                                                              -----------    -----------
                                                                  217,436        231,990
                                                              -----------    -----------
Additional spare satellites.................................       23,823         23,823
Production gateways, net of allowance of $33,152 at June 30,
  2002 and $20,212 at December 31, 2001.....................       16,581         28,151
Deferred financing costs....................................           --         68,330
Other assets, net...........................................       31,439         32,129
                                                              -----------    -----------
        Total assets........................................  $   334,489    $   456,391
                                                              ===========    ===========
LIABILITIES AND PARTNERS' (DEFICIT)
Current liabilities:
  Term loans payable to affiliates..........................  $        --    $   400,000
  Revolving credit facility to affiliates...................           --        100,000
  Senior notes payable ($1,450,000 aggregate principal
    amount).................................................           --      1,417,942
  Accounts payable..........................................        2,807          3,752
  Payable to affiliates.....................................        6,415         35,111
  Vendor financing liability................................           --        814,246
  Dividends payable.........................................           --         29,870
  Accrued expenses..........................................        2,835         42,524
  Accrued interest..........................................           --        246,871
  Deferred revenue..........................................        3,211             --
                                                              -----------    -----------
        Total current liabilities...........................       15,268      3,090,316
                                                              -----------    -----------
Deferred revenues...........................................           --         31,359
Vendor financing liability, net of current portion..........           --         55,139
Accrued interest on notes payable...........................           --         32,320
Notes payable...............................................           --        150,000
Notes payable to affiliates.................................           --         95,010
Liabilities subject to compromise...........................    3,418,839             --
Commitments and contingencies (Note 10)
Partners' (deficit):
  8% Series A convertible redeemable preferred partnership
    interests (4,357,495 and 4,358,395 interests outstanding
    at June 30, 2002 and December 31, 2001, respectively,
    $218 million redemption value at June 30, 2002 and
    December 31, 2001)......................................           --             --
  9% Series B convertible redeemable preferred partnership
    interests (389,500 and 1,693,433 interests outstanding
    at June 30, 2002 and December 31, 2001, respectively,
    $20 million and $85 million redemption value at June 30,
    2002 and December 31, 2001,
    respectively)...........................................           --             --
  Ordinary general partnership interests (45,910,604 and
    45,289,938 interests outstanding at June 30, 2002 and
    December 31, 2001, respectively)........................   (3,063,217)    (2,961,347)
  Ordinary limited partnership interests (19,937,500
    interests outstanding at June 30, 2002 and December 31,
    2001)...................................................     (239,740)      (239,740)
  Unearned compensation.....................................           --             (1)
  Warrants..................................................      203,335        203,335
  Accumulated other comprehensive income....................            4             --
                                                              -----------    -----------
        Total partners' (deficit)...........................   (3,099,618)    (2,997,753)
                                                              -----------    -----------
        Total liabilities and partners' (deficit)...........  $   334,489    $   456,391
                                                              ===========    ===========

           See notes to condensed consolidated financial statements.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
        (IN THOUSANDS, EXCEPT PER ORDINARY PARTNERSHIP INTEREST AMOUNTS)
                                  (UNAUDITED)

                                                   THREE MONTHS ENDED       SIX MONTHS ENDED
                                                        JUNE 30,                JUNE 30,
                                                   -------------------    --------------------
                                                    2002        2001        2002        2001
                                                   -------    --------    --------    --------
REVENUES:
  Service........................................  $ 3,258    $  1,753    $  6,071    $  3,190
  Subscriber equipment...........................    1,404          --       2,461          --
  Royalty income.................................       --          71          --         143
                                                   -------    --------    --------    --------
          Total revenue..........................    4,662       1,824       8,532       3,333
                                                   -------    --------    --------    --------
OPERATING EXPENSES:
  Cost of subscriber equipment...................      889          --       1,443          --
  Operations.....................................    5,312      19,433       9,644      41,824
  Marketing, general and administrative..........   10,033      13,640      30,004      24,253
  Restructuring and reorganization...............    1,129       1,637       3,199       5,045
  Depreciation and amortization..................    8,467       9,493      16,811      19,251
                                                   -------    --------    --------    --------
          Total operating expenses...............   25,830      44,203      61,101      90,373
                                                   -------    --------    --------    --------
Operating loss...................................   21,168      42,379      52,569      87,040
Interest income..................................       --       1,137         101       3,377
Interest expense.................................       --      95,944      46,515     191,610
                                                   -------    --------    --------    --------
Net loss.........................................   21,168     137,186      98,983     275,273
Preferred distributions on redeemable preferred
  partnership interests..........................       --       6,593       2,887      13,972
                                                   -------    --------    --------    --------
Net loss applicable to ordinary partnership
  interests......................................  $21,168    $143,779    $101,870    $289,245
                                                   =======    ========    ========    ========
Net loss per ordinary partnership
  interest -- basic and diluted..................  $  0.32    $   2.21    $   1.55    $   4.46
                                                   =======    ========    ========    ========
Weighted average ordinary partnership interests
  outstanding -- basic and diluted...............   65,848      64,999      65,728      64,865
                                                   =======    ========    ========    ========

           See notes to condensed consolidated financial statements.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2002        2001
                                                              --------    ---------
OPERATING ACTIVITIES:
  Net loss..................................................  $(98,983)   $(275,273)
  Deferred revenues.........................................    (1,133)      (3,066)
  Provision for doubtful accounts...........................    13,753           --
  Loss on disposal of property and equipment................       (53)          --
  Amortization of unearned compensation.....................         1          (46)
  Depreciation and amortization.............................    16,811       19,251
  Non-cash interest expense.................................     8,388       32,753
  Changes in operating assets and liabilities:
    Accounts receivable.....................................      (755)        (857)
    Inventory...............................................       125           --
    Prepaid expenses and other current assets...............     2,815       (5,301)
    Other assets............................................        (4)      (1,296)
    Accounts payable........................................       559       (6,622)
    Payable to affiliates...................................       423          800
    Accrued expenses........................................       384       (9,267)
    Accrued interest and other..............................    38,125      159,412
                                                              --------    ---------
         Net cash (used in) operating activities............   (19,544)     (89,512)
                                                              --------    ---------
INVESTING ACTIVITIES:
  Globalstar System.........................................        --        7,652
  Payable to affiliates for Globalstar System...............        --       (7,037)
  Accounts payable..........................................        --         (253)
                                                              --------    ---------
  Cash provided by Globalstar System........................        --          362
  Advances for production gateways and user terminals.......        --       (8,703)
  Cash receipts for production gateways and user
    terminals...............................................        42        6,753
  Receipt and use of restricted cash, net...................        --       10,536
  Purchases of property and equipment.......................      (116)        (585)
  Additional spare satellites, net of vendor financing......        --       (7,529)
  Investments in service provider...........................    (1,228)          --
                                                              --------    ---------
         Net cash (used in) provided by investing
          activities........................................    (1,302)         834
                                                              --------    ---------
  Effect of exchange rate changes on cash...................         4           --
                                                              --------    ---------
Net decrease in cash and cash equivalents...................   (20,842)     (88,678)
Cash and cash equivalents, beginning of period..............    55,625      174,401
                                                              --------    ---------
Cash and cash equivalents, end of period....................  $ 34,783    $  85,723
                                                              ========    =========
NONCASH TRANSACTIONS:
  Receivables offset by payables and notes payable..........  $ (1,340)
                                                              ========
  Conversion of redeemable preferred partnership interests
    into ordinary partnership interests.....................  $ 63,318    $  61,004
                                                              ========    =========
  Change in fair value of QUALCOMM warrants issued in
    connection with vendor financing........................              $    (382)
                                                                          =========
  Dividends accrued.........................................  $  2,887    $  13,972
                                                              ========    =========
  Change in fair value of stock compensation................              $    (100)
                                                                          =========

           See notes to condensed consolidated financial statements.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared by Globalstar, L.P., a Delaware limited partnership ("Globalstar"), pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of Globalstar, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows as of and for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. These condensed consolidated financial statements should be read in conjunction with Globalstar's Annual Report on Form 10-K for the year ended December 31, 2001.

     On February 15, 2002 (the "Petition Date"), Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. Also on February 15, 2002, the managing general partner of Globalstar, LQSS, filed a voluntary petition in Delaware under Chapter 11.

     These factors, among others raise substantial doubt about Globalstar's ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Under Chapter 11, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization, which must be approved and confirmed by the Bankruptcy Court. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case have been segregated in the condensed consolidated balance sheet as liabilities subject to compromise. Generally, all actions to enforce or otherwise require repayment of pre-petition liabilities are stayed under Section 362(a) of the U.S. Bankruptcy Code while Globalstar continues its business operations as a debtor-in-possession. The amount and settlement terms of the pre-petition liabilities subject to compromise are subject to an approved plan of reorganization and may differ significantly from the amounts as reflected in these financial statements.

     Negotiations prior to filing of Globalstar's bankruptcy petition resulted in a memorandum of understanding ("MOU") and Plan Support Agreement ("PSA") reached among Loral, Globalstar's informal committee of bondholders, representing approximately 17% of Globalstar's outstanding senior notes, and Globalstar, regarding the substantive terms of a proposed financial and legal restructuring of Globalstar's business. Under the MOU, all of Globalstar's assets would be contributed into a new Globalstar company, which would be initially owned by Globalstar's existing noteholders and other unsecured creditors. The MOU also calls for the cancellation of all existing partnership interests in Globalstar, but contemplates, subject to the satisfaction of certain conditions, a rights offering to GTL's common and preferred shareholders and Globalstar's creditors, which could give them the option to purchase shares in the new company. On May 23, 2002, Globalstar filed a Disclosure Statement and Plan of Reorganization for approval by the Bankruptcy Court, which include terms that are substantially similar to the MOU and PSA. The terms of the MOU and PSA were described in Globalstar's Form 8-K filing dated February 19, 2002. The Disclosure Statement and Plan of Reorganization were described in Globalstar's Form 8-K filing dated June 5, 2002. Pursuant to the terms of the PSA, if the Disclosure Statement is not approved by the Bankruptcy Court by August 13, 2002, then each of Loral and the Creditors Committee will have the right for 15 days thereafter to terminate the PSA. There is presently no hearing scheduled to obtain Bankruptcy Court approval of the Disclosure Statement, and accordingly it is anticipated that such approval will not be obtained by the deadline set forth in the PSA. Globalstar continues to engage in discussions with Loral and the Creditors Committee regarding

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION the reorganization of Globalstar. No assurances can be given as to whether the PSA will be terminated by Loral or the Creditors Committee in accordance with the terms thereof or as to whether ongoing discussions with Loral and the Creditors Committee will ultimately result in a successful reorganization of Globalstar.

2.  ORGANIZATION AND BUSINESS

     The governing body of Globalstar is the General Partners' Committee. The Committee may have up to seven members, five of whom may be appointed by the managing general partner of Globalstar, LQSS. The general partner of LQSS is Loral/QUALCOMM Partnership, L.P. ("LQP"), a Delaware limited partnership, comprised of subsidiaries of Loral Space & Communications Ltd., a Bermuda company ("Loral"), and QUALCOMM Incorporated ("QUALCOMM"). The managing general partner of LQP is Loral General Partner, Inc. ("LGP"), a subsidiary of Loral. As of June 30, 2002, Loral owned, directly or indirectly, 25,169,458 (approximately 38.2%) of the ordinary partnership interests of Globalstar, including interests attributable to 9,902,990 shares of Globalstar Telecommunications Limited ("GTL") outstanding common stock.

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

     On November 23, 1994, GTL was incorporated as an exempted company under the Companies Act 1981 of Bermuda. GTL's sole business is acting as a general partner of Globalstar and its sole assets consist of its equity interests in Globalstar. As of June 30, 2002, GTL owned 27,910,604 (42.4%) of Globalstar's outstanding ordinary partnership interests and 100% of the outstanding 8% and 9% convertible redeemable preferred partnership interests ("RPPIs").

     Globalstar has developed a new business plan for the purpose of restructuring the partnership's finances; the plan is subject to bankruptcy court approval. The business plan assumes the conversion of all outstanding Globalstar debt obligations into equity in a new Globalstar company ("Newco") and the consolidation of certain Globalstar service provider operations into Newco. The service provider consolidation is intended to bring additional efficiencies to the operation of the Globalstar network and allow for increased coordination in the Globalstar service offerings and pricing. Globalstar believes that these steps are needed to achieve and maintain financial viability. In addition to the service provider operations to be consolidated into Newco, Globalstar intends to continue to offer its services through existing independent gateway operators in other regions.

     Pursuant to its consolidation strategy, on December 18, 2001, Globalstar signed two agreements to acquire certain subsidiaries of Vodafone Group Plc ("Vodafone") through Globalstar Corporation, a non-debtor subsidiary of Globalstar. In the first transaction, which closed on December 18, 2001, Globalstar obtained a majority interest in the Globalstar service provider company in Canada and a minority interest in the Canadian gateway company. Under the terms of the MOU, Loral would contribute its minority interest in the Canadian operations to Newco in exchange for Newco equity interests simultaneously with the confirmation of Globalstar's Plan of Reorganization. Assuming the successful execution of this transaction, Globalstar would assume full ownership of Globalstar Canada Satellite Co. ("GCSC") and a 46% equity

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION interest in Globalstar Canada Co. ("GCC"), with the majority interest continuing to be owned by Canadian interests.

     In the second Vodafone transaction, Globalstar will acquire the United States and Caribbean service provider and gateway operations from Vodafone at a cost of $100, upon receipt of required regulatory approvals. Globalstar has paid Vodafone $1.8 million to extend the agreements from the original expiration date of March 31, 2002. Vodafone retains its service provider rights in Australia, the United Kingdom and Greece, and retains a minority interest in the Mexican Globalstar service provider business.

     TE.SA.M. is in the process of liquidating and has exited the Globalstar business. TE.SA.M. provided Globalstar service through gateways in France, Turkey, Venezuela, Argentina, and Peru. On July 2, 2002 Globalstar closed a transaction with TE.SA.M. under which Globalstar Corporation acquired TE.SA.M.'s French gateway and back office assets related to the provision of Globalstar services in Europe, TE.SA.M.'s 3,000,000 limited partnership interests in Globalstar and TE.SA.M.'s remaining inventory of 14,907 user terminals. Under the terms of the transaction, both Globalstar and TE.SA.M. forgave all outstanding obligations between the parties and provided mutual releases of liability and Globalstar funded operations of the French gateway from March 1, 2002 through July 1, 2002 at a cost of approximately 400,000 Euros. This funding was expensed as part of operations expense in the three months ended June 30, 2002. The French gateway is operational, but is not currently producing revenues. Globalstar is in the process of restarting the European business and expects begin earning revenues from the French gateway during the fourth quarter of 2002. Local purchasers in Turkey, Venezuela, Argentina, and Peru have purchased local service provider operations from TE.SA.M. and have entered into negotiations with Globalstar regarding the terms under which they would provide Globalstar services.

     Effective July 17, 2002, Globalstar entered into a contract with Space Systems/Loral ("SS/L") under which SS/L will design, manufacture, test, and launch a new satellite constellation for Globalstar (the "2 GHz Contract"). The FCC authorized this system on July 17, 2001, and required Globalstar to enter into a contract within one year. The Bankruptcy Court authorized Globalstar to enter into the 2 GHz Contract at a hearing held on July 16, 2002. Work under the 2 GHz Contract will be performed in three phases - Design, or Definition (Phase
I), Development (Phase II) and Production (Phase III). Upon execution, Globalstar made a prepayment to SS/L to fund the projected cost of the initial six months of work on the Design Phase. Additional amounts are to be paid on an agreed schedule subject to certain funding limitations. The contract allows Globalstar to terminate the contract for convenience. The schedule for deliverables matches the implementation milestones prescribed in the FCC's July 17, 2001 authorization through launch of the first geostationary satellite into an orbit above the United States. Globalstar has asked the FCC to approve certain amendments to its authorization and also to extend the milestones for launching the non-geostationary spacecraft and for bringing into service the full constellation.

     Globalstar has incurred cumulative ordinary partnership losses of $5.16 billion through June 30, 2002, which have been funded primarily through the issuance of partnership interests and debt by Globalstar.

     Globalstar operates in one industry segment, satellite telecommunications, providing global mobile and fixed wireless voice and data services.

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Since the Petition Date, February 15, 2002, Globalstar's financial statements have been prepared in compliance with SOP 90-7, Entities in Reorganization Under the Bankruptcy Code. Specifically, all pre-petition liabilities subject to compromise have been segregated on the balance sheet and classified as liabilities subject to compromise. No interest expense on pre-petition liabilities or dividends on redeemable preferred partnership interests since the Petition Date have been accrued or recorded as these amounts are not expected to be allowed claims. No debt discounts or deferred financing costs have been amortized since the

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

Petition Date as the value of the allowed debt has not been confirmed by the Bankruptcy Court. Debt obligations have not been adjusted to redemption values as the Court has not finalized the amounts. Management expects that the allowed claims will be finalized near the date that the final plan of reorganization is approved by the Court and will adjust the obligations when the claims are finalized. Adjusting the debt obligations to redemption values will result in a reorganization charge approximating $102.2 million. Interest income since the Petition Date has been reported as a reorganization item as the amounts are considered to be proceeds of the bankruptcy proceedings.

  Pre-petition Debt, Accrued Interest, and Dividends Payable

     Under Chapter 11, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization, which must be approved and confirmed by the Bankruptcy Court. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case have been segregated in the condensed consolidated balance sheet as liabilities subject to compromise. Generally, all actions to enforce or otherwise require repayment of pre-petition liabilities are stayed while Globalstar continues its business operations as a debtor-in-possession. The amount and settlement terms of the pre-petition liabilities subject to compromise are subject to an approved plan of reorganization and may differ significantly from the amounts as reflected in these financial statements.

     As a result of the Chapter 11 filing, no principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court becomes effective. Interest expense on pre-petition debt will not be paid during the bankruptcy proceeding and is not expected to be an allowed claim; therefore, $112.0 million of interest on pre-petition debt has not been recorded since the Petition Date. In addition, $6.5 million and $21.1 million of amortization has not been recorded since the Petition Date on the debt discounts and premiums and deferred financing costs, respectively. Dividends of $7.2 million on redeemable preferred partnership interests since the Petition Date have not been accrued or recorded as these amounts are not expected to be allowed claims.

  Deferred Financing Costs and Interest

     Deferred financing costs represent costs incurred in obtaining long-term credit facilities and the estimated fair value of warrant agreements issued in connection with these facilities. Prior to the Petition Date, these costs were classified as long term assets and were being amortized over the terms of the credit facilities as interest expense. Globalstar ceased the amortization of the costs on the Petition Date as the value of the debt has not been confirmed by the Bankruptcy Court. The amortization expense that otherwise would have been recorded from the Petition Date through June 30, 2002 is $21.2 million. As of June 30, 2002, the deferred financing costs have been offset with the related debt and included in the liabilities subject to compromise.

  Production Gateways

     These assets include receivables from service providers associated with the reimbursement of gateway acquisition and deployment costs previously paid by Globalstar to QUALCOMM. As of June 30, 2002, these receivables are delinquent and Globalstar has sent notices of default where appropriate. If the collection of these payments is unsuccessful, Globalstar may retain title to these gateways, subject to local restrictions, or Globalstar may receive an equity position in the service provider company in exchange for debt forgiveness. The production gateway receivable, net of reserve, is based on the estimated value of the anticipated recovery of the receivables based on current discussions between Globalstar and the service providers. As of June 30, 2002, Globalstar has reserved $33.2 million of the production gateway receivables.

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

  Earnings Per Ordinary Partnership Interest

     Due to Globalstar's net losses for the three and six months ended June 30, 2002 and 2001, diluted weighted average ordinary partnership interests outstanding excludes the weighted average effect of, (i) the assumed conversion of the 8% convertible redeemable preferred partnership interests (the "8% RPPIs") into 2.3 million ordinary partnership interests for the three and six months ended June 30, 2002 and 2001, (ii) the assumed conversion of the 9% convertible redeemable preferred partnership interests (the "9% RPPIs") into 0.2 million and 1.0 million ordinary partnership interests for the three months ended June 30, 2002 and 2001, respectively, and into 0.3 million and 1.2 million ordinary partnership interests for the six months ended June 30, 2002 and 2001, respectively, and (iii) the assumed issuance of ordinary partnership interests upon exercise of warrants and GTL's outstanding options and warrants, into 10.8 million ordinary partnership interests for the three and six months ended June 30, 2002 and 2001, , as their effect would have been anti-dilutive. Accordingly, basic and diluted net loss per ordinary partnership interest are based on the net loss applicable to ordinary partnership interests and the weighted average ordinary partnership interests outstanding for the three and six months ended June 30, 2002 and 2001.

  Research and Development Expenses

     Globalstar's research and development costs, which are expensed as incurred, were $0.3 million and $1.1 million for the three months ended June 30, 2002 and 2001, respectively, and $0.5 million and $3.1 million for the six months ended June 30, 2002 and 2001, respectively, and are included in operations expense.

  Foreign Currency

     Globalstar uses the U.S. dollar as its functional currency. Foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates and revenue and expenses are translated at the average exchange rates in effect during each period. Gains or losses are recognized as a component of other comprehensive income. During the period ended June 30, 2002, net foreign currency transaction gains and losses were not material.

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

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Globalstar adopted SFAS No. 144 on January 1, 2002. The adoption of this pronouncement did not have an impact on its financial position or its results of operations.

     In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

  Reclassifications

     Certain amounts from the prior year have been reclassified to conform to current year presentation. These reclassifications do not change previously reported total assets, liabilities, partners' (deficit) or net loss.

4.  ACQUISITIONS

     In December 2001, Globalstar Corporation purchased all of the outstanding common shares of Vodafone Satellite Services, Inc. ("VSSI"), a Delaware corporation for $100, plus acquisition costs of $258,000. Globalstar has renamed the company Globalstar Satellite Services Inc. ("GSSI"). GSSI indirectly owns the majority interest in Globalstar Canada Satellite Co. ("GCSC"), a Nova Scotia corporation based in Ontario, Canada. GCSC is the Globalstar service provider in Canada and generates its revenue from the provision of Globalstar services in Canada, billing customers for usage over two Canadian gateways. Loral Holdings Ltd., a subsidiary of Loral, owns the remaining minority interest in GCSC. Therefore, the result of this transaction is that Globalstar is now joint venture partners with Loral in GCSC, the Canadian service provider. The acquisition is intended to bring additional efficiencies to the operation of the Globalstar network and allow for increased coordination in the Globalstar service offerings and pricing. As part of the purchase, Globalstar released the seller from a portion of a gateway payment guarantee related to Canadian gateways in exchange for a credit memo to offset expenses from an affiliated company. The following table summarizes the estimated values of the assets acquired and liabilities assumed with the acquisition (in thousands):

                                                              DECEMBER 18, 2001
                                                              -----------------
Current assets..............................................       $4,399
Receivables from affiliates.................................        2,134
Property and equipment......................................        1,720
                                                                   ------
          Total assets acquired.............................        8,253
                                                                   ------
Current liabilities.........................................        1,312
Payables to affiliates......................................        6,683
                                                                   ------
          Total liabilities assumed.........................        7,995
                                                                   ------
          Net assets acquired...............................       $  258
                                                                   ======

     The terms of the acquisition include Vodafone's funding of its previous guarantee of bank debt due from Globalstar Canada Co. ("GCC"), the entity which owns the Globalstar gateways in Canada. The majority of GCC is owned by a Canadian company. GSSI, through subsidiary companies, holds a minority interest in

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

GCC and had been guarantor of a portion of GCC's outstanding bank debt. Prior to the acquisition, Vodafone contributed $10.1 million into a cash collateral account, fully funding its guarantor obligation. GCC's guaranteed bank debt is due in September 2002, at which time the cash collateral account might be used to repay the principal value of the loan. In the event that portions of the loan are retired prior to September 2002, Globalstar will be the beneficiary of the reduction in principal that is allocable to the Vodafone guarantee.

     The agreement governing Globalstar's acquisition of Globalstar USA, L.L.C. and Globalstar Caribbean Limited expired on March 31, 2002, unless extended pursuant to its terms. Under the terms of the agreement, Globalstar extended the agreement on a monthly basis at a total cost of $1.8 million.

5.  LIABILITIES SUBJECT TO COMPROMISE

     Under Chapter 11, substantially all unsecured liabilities as of the Petition Date are subject to compromise or other treatment under a plan of reorganization, which must be approved and confirmed by the Bankruptcy Court. For financial reporting purposes, those liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 case have been segregated in the condensed consolidated balance sheet as liabilities subject to compromise. Generally, all actions to enforce or otherwise require repayment of pre-petition liabilities are stayed while Globalstar continues its business operations as debtors-in-possession. The amount and settlement terms of the pre-petition liabilities subject to compromise are subject to an approved plan of reorganization and may differ significantly from the amounts as reflected in these financial statements.

     As a result of the Chapter 11 filing, no principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan or reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court becomes effective. Therefore, interest expense on pre-petition debt has not been accrued since the Petition Date.

     Liabilities subject to compromise are comprised of the following (in thousands):

                                                               JUNE 30,
                                                                 2002
                                                              ----------
Term loans payable to affiliates............................  $  400,000
Revolving credit facility to affiliates.....................     100,000
Senior notes payable........................................   1,419,283
Notes payable...............................................     150,000
Notes payable to affiliates.................................      95,010
Accounts payable............................................       1,504
Payable to affiliates.......................................      27,779
Vendor financing liability..................................     880,062
Dividends payable...........................................      32,757
Accrued expenses............................................      40,073
Accrued interest............................................     306,639
Deferred revenues...........................................      27,015
Deferred financing costs....................................     (61,283)
                                                              ----------
          Total liabilities subject to compromise...........  $3,418,839
                                                              ==========

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

6.  PAYABLES TO AFFILIATES AND VENDOR FINANCING

     Payables and vendor financing due to affiliates is comprised of the following (in thousands):

                                                              JUNE 30,    DECEMBER 31,
                                                                2002          2001
                                                              --------    ------------
SS/L........................................................  $    (32)     $259,098
Loral.......................................................       143           961
QUALCOMM....................................................        --       629,139
Globalstar Canada Co. ......................................     5,825         6,199
Other affiliates............................................       479         9,099
Liabilities subject to compromise (payable to affiliates)...   907,841            --
                                                              --------      --------
                                                              $914,256      $904,496
                                                              ========      ========

     All payables to affiliates and vendor financing incurred prior to the Petition Date have been classified as liabilities subject to compromise (see
Note 5). No principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Interest expense of $29.5 million, which would have been recognized for the period from the Petition Date through June 30, 2002 under pre-petition accounting practices, has not been accrued. Debt discounts related to the vendor financing have not been adjusted since the Petition Date. Under pre-petition accounting practices, the value of vendor financing debt would have been increased by $2.4 million during the period from the Petition Date through June 30, 2002.

     In January 2001, Globalstar suspended indefinitely principal and interest payments on all of its vendor financing, in order to conserve cash for operations. Under the terms of the QUALCOMM vendor financing facility, non-payment of interest payments when they become due, and continuance of non-payment for five days, is an "event of default". An event of default occurred on January 16, 2001, when Globalstar failed to pay interest with respect to separate credit extensions made under the QUALCOMM vendor financing facility. As a result of Globalstar's bankruptcy petition filed on February 15, 2002, this vendor financing has been accelerated and is immediately due and payable.

7.  CREDIT FACILITIES

     As of June 30, 2002, the credit facilities have been included in the liabilities subject to compromise (see Note 5). No principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Interest expense of $16.2 million and $5.2 million has not been accrued on the $500 million credit facility and on the notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility, respectively, from the Petition Date through June 30, 2002.

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

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

8.  SENIOR NOTES AND WARRANTS

     As of June 30, 2002, the senior notes have been included in the liabilities subject to compromise (see Note 5). No principal or interest payments will be made on unsecured pre-petition debt without Bankruptcy Court approval or until a plan of reorganization providing for the repayment terms has been confirmed by the Bankruptcy Court and becomes effective. Therefore, interest expense of $61.1 million has not been accrued from the Petition Date through June 30, 2002. Prior to the Petition Date Globalstar was increasing the carrying value of the senior notes payable to their ultimate redemption value over the lives of the notes. On the Petition Date, the note values were stayed, therefore the carrying value was not increased by $4.1 million for the period from the Petition Date through June 30, 2002.

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

9.  RESTRUCTURING AND REORGANIZATION, NET

     Beginning in 2001, Globalstar implemented a number of initiatives designed to reduce its cost of operations and restructure the company's finances. These initiatives included reductions in Globalstar's workforce, the development of financial restructuring plans, negotiations with the company's significant creditors, and the initiation of Globalstar's Chapter 11 cases on February 15, 2002. As a result of the restructuring efforts, Globalstar has recorded cumulative charges totaling $15.1 million through June 30, 2002. Restructuring and reorganization charges recorded in the quarter ended June 30, 2002 were $1.1 million, including $0.9 million in Globalstar advisory fees, $0.2 million in creditor advisory fees, $0.1 million in other restructuring charges, offset by interest income of $0.1 million. Since the Petition Date, all advisory fees are expensed as incurred as reorganization charges and interest income is recognized as a reorganization item, consistent with SOP 90-7.

     A summary of the restructuring charges incurred from the beginning of 2001 through June 30, 2002 are as follows (in millions):

                                                         AMOUNTS     AMOUNTS     UNPAID
                                                         EXPENSED     PAID      LIABILITY
                                                         --------    -------    ---------
Globalstar advisory fees...............................   $ 7.2       $ 6.0       $1.2
Creditor advisory fees.................................     3.1         2.5        0.6
Employee separation costs..............................     4.9         4.9         --
Other restructuring costs..............................     0.1         0.1         --
                                                          -----       -----       ----
          Total........................................    15.3       $13.5       $1.8
                                                                      =====       ====
Less interest income...................................     0.2
                                                          -----
Total..................................................   $15.1
                                                          =====

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

     Globalstar Advisory Fees -- Globalstar has retained financial advisors, restructuring counsel and other advisors to assist in the development of its financial restructuring plans, discussions with its various creditor groups and preparation for its Chapter 11 bankruptcy petition. The remaining $1.2 million accrued as of June 30, 2002 related to fees that were incurred, but not billed by the advisors.

     Creditor Advisory Fees -- At Globalstar's expense, Globalstar's informal committee of bondholders and later the official Creditors' Committee retained financial advisors and restructuring counsel. Globalstar discontinued paying the informal committee's expenses upon formation of the official Creditors' Committee. The remaining $0.6 million accrued as of June 30, 2002 related to fees that were incurred, but not billed by the advisors.

     Employee Separation Costs -- Globalstar reduced its workforce from 439 full-time employees as of January 1, 2001 to 128 full-time employees as of June 30, 2002, primarily through three separate actions in March, July and September of 2001. Employee separation costs of $4.9 million were recorded for the year 2001 for employee severance obligations, payments in accordance with the company's retention bonus program and fringe benefit costs related to terminated employees. All amounts due to the terminated employees as a result of these actions were disbursed prior to 2002.

10.  COMMITMENTS AND CONTINGENCIES

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

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

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

     During 2001, Ericsson OMC Limited ("Ericsson") filed two separate demands for arbitration with the American Arbitration Association that sought monetary damages in the combined amount of $64.0 million with respect to two contracts. Ericsson took the position that Globalstar failed to satisfy minimum purchase requirements for phones under two contracts, one for the purchase of Fixed Access Units (FAU) and one for the purchase of mobile R290 units (R290). The parties negotiated a settlement and liquidation in the amount of $35.0 million, which amount is a creditor's claim by Ericsson against Globalstar.

     Any Plan of Reorganization, such as the one based on the MOU, would likely involve the cancellation of debt in exchange for equity. The cancellation of debt will give rise to considerable taxable income that will be allocable to the partners of Globalstar. Under a certain interpretation of Section 1446 of the Internal Revenue Code of 1986, as amended, Globalstar may be obligated to pay a 35% withholding tax on all income allocated to the foreign partners regardless of the fact they will not receive a cash distribution. Globalstar believes the imposition of the withholding tax may have the effect of diverting its assets from its creditors to its foreign partners in contravention of bankruptcy law. The U.S. Department of Treasury is currently working on a regulation project that may clarify this issue. Globalstar is also evaluating other avenues of relief and is optimistic that it will be able to reduce the potential tax liability to a relatively small amount or otherwise resolve the issue. However, until a solution is confirmed, it is questionable whether Globalstar will be able to secure new investment.

     On June 30, 2000, Globalstar's $250 million credit facility with The Chase Manhattan Bank became due, and was repaid in full by its guarantors, including Lockheed Martin Corporation ("Lockheed Martin"), QUALCOMM, DASA and SS/L, who had previously received warrants for GTL common stock in consideration of their guarantee. Pursuant to the relevant agreements, Globalstar issued three-year notes in the amounts of $206.3 million, $21.9 million, $11.7 million and $10.1 million to Lockheed Martin, QUALCOMM, SS/L and DASA, respectively, in satisfaction of their subrogation rights. The notes are due on June 30, 2003 and bear interest, on a deferred basis, at a rate of LIBOR plus 3% and are presented as notes payable and notes payable to affiliates on the consolidated balance sheet of Globalstar.

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

     If the dispute is not resolved, Globalstar cannot be sure that if the matter were litigated, the court would agree with Globalstar's interpretation of the agreements. Management believes, however, that a court would agree with Globalstar's interpretation of the relevant agreements.

     In 2001, an issue was raised as to whether the three-year notes issued to the guarantors of The Chase Manhattan Bank $250 million credit facility were prepared in accordance with the recourse provisions of the guarantee arrangement. Management does not believe the existing notes containing non-recourse language will need to be replaced with notes not containing the non-recourse language. If the existing non-recourse notes were replaced with notes not containing the non-recourse language, the replacement would not impact

                    GLOBALSTAR, L.P., A DEBTOR-IN-POSSESSION

Globalstar's results of operations. However, allocations of Globalstar's losses to general partners would increase by the amount of the increase in recourse obligations.

     On May 21, 2002, an employee incentive program was approved by the Bankruptcy Court to recognize and retain key employees. The total value of the program is $2.9 million of which $0.7 million was paid in July 2002. The balance of the incentive program will be paid upon the successful reorganization of Globalstar. Under certain conditions, up to $1.0 million of the remaining payments may be made in common stock of Reorganized Globalstar.

     Globalstar's full constellation has been launched and the satellites have, in general, been performing well. However, in mid-March 2001 Globalstar detected anomalous behavior in two of the satellites and removed them from service. These two satellites were subsequently declared failed and replaced with two in-orbit spares in late 2001. Globalstar detected further anomalous behavior in a third satellite in April 2001; however, the satellite was subsequently recovered to full performance and was returned to service in August 2001. Following the two initial anomalies in March 2001, Globalstar implemented operational safeguards to limit worsening of the anomalous behavior once initiated and to accelerate recovery where possible.

     Globalstar has since experienced seven additional anomalies, one in late November 2001, two in February 2002, one in April 2002, one in June 2002 and two in July 2002. These events are again similar in observed behavior to the prior events. Of these seven satellites, three have been recovered, with two returned to service and one held as an in plane spare. The remaining four satellites are still out-of-service undergoing diagnostic testing and recovery operations. While the performance characteristics of these discrepant satellites are similar to those that have been successfully recovered, recovery cannot be guaranteed and may take a considerable time to achieve.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the matters discussed in the following Management's Discussion and Analysis of Financial Condition and Results of Operations are not historical facts, but are "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995. In addition, Globalstar and GTL or its representatives have made and may continue to make forward-looking statements, orally or in writing, in other contexts, such as in reports filed with the SEC, press releases or statements made with the approval of an authorized executive officer of either Globalstar or GTL. These forward-looking statements can be identified by the use of forward-looking terminology such as "believes," "expects," "plans," "may," "will," "would," "could," "should," "anticipates," "estimates," "project," "intend," or "outlook" or the negative of these words or other variations of these words or other comparable words, or by discussion of strategy that involve risks and uncertainties. These forward-looking statements are only predictions, and actual events or results may differ materially as a result of a wide variety of factors and conditions, many of which are beyond Globalstar's or GTL's control. Some of these factors and conditions include: (i) Globalstar filed Chapter 11 petition under the United States Bankruptcy Code on February 15, 2002; (ii) Globalstar has limited cash to fund its operations and will require additional financing; (iii) Globalstar has defaulted on certain debt payments; (iv) The rate of growth for the service has not been sufficient to sustain Globalstar's cost of operations; (v) Globalstar may be required to withhold tax on income resulting from the cancellation of debt; (vi) Globalstar depends on service providers to market its service and implement important parts of its system; (vii) GTL may be unable to fund mandatory redemption requirements of 8% and 9% convertible redeemable preferred stock.; (viii) GTL has been de-listed by the NASDAQ national market; (ix) Lockheed Martin is disputing Globalstar's right to issue it a $150 million note in satisfaction of payments made under a guaranty; (x) Globalstar's satellites have a limited useful life and may fail prematurely; (xi) Globalstar faces special risks by doing business in developing markets and faces currency risks; (xii) Globalstar's business is regulated, causing uncertainty and additional costs;(xiii) Globalstar faces intense competition from both direct and indirect competitors, and additional direct competitors plan to enter the market soon; (xiv) technological advances and a continuing trend toward strategic alliances in the telecommunications industry could give rise to significant new competitors; (xv) new technologies and the expansion of land-based systems may reduce demand for Globalstar's service; (xvi) Globalstar could face liability based on alleged health risks;
(xvii) Globalstar relies on key personnel; (xviii) Globalstar is dependent on key vendors; (xix) Certain potential conflicts of interest could result in decisions adverse to Globalstar's interests; (xx) as a general partner, GTL is liable for the recourse debt and other obligations of Globalstar; (xxi) a change of control of GTL or reduction in GTL's ownership of Globalstar could result in GTL having to pay additional taxes and becoming subject to onerous requirements under the Investment Company Act; (xxii) holders of GTL preferred stock will have the right under certain circumstances to appoint directors to GTL's Board of Directors and to appoint a member to Globalstar's General Partners' Committee (xxiii) patents held by other firms or individuals may block Globalstar's patents; (xxiv) Globalstar operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond Globalstar's control; (xxv) GTL is dependent upon payments from Globalstar to meet its obligations; (xxvi) GTL has no source of funds other than those provided by Globalstar; and (xxvii) Globalstar is subject to export regulation. For a detailed discussion of these factors and conditions, please refer to the section of this Form 10-Q entitled "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" and to the most recent Report on Form 10-K that Globalstar and GTL filed with the SEC. In addition, Globalstar operates in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond Globalstar's control.

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

     Since the Petition Date, February 15, 2002, Globalstar's financial statements have been prepared in compliance with SOP 90-7, Entities in Reorganization Under the Bankruptcy Code. Specifically, all pre-petition liabilities subject to compromise have been segregated on the balance sheet and classified as liabilities subject to compromise. No interest expense on pre-petition liabilities or dividends on redeemable preferred partnership interests since the Petition Date, have been accrued or recorded as these amounts are not expected to be allowed claims. No debt discounts or deferred financing costs have been amortized since the Petition Date as the value of the allowed debt has not been confirmed by the Bankruptcy Court. Debt obligations have not been adjusted to redemption values as the Court has not finalized the amounts. Management expects that the allowed claims will be finalized near the date that the final plan of reorganization is approved by the Court and will adjust the obligations when the claims are finalized. Adjusting the debt obligations to redemption values will result in a reorganization charge approximating $102.2 million. Interest income since the Petition Date has been reported as a reorganization item as the amounts are considered to be proceeds of the bankruptcy proceedings.

     GTL accounts for its investment in Globalstar's ordinary partnership interests on an equity basis, recognizing its allocated share of net loss for each period since its initial investment on February 22, 1995. This investment includes the fair value of warrants received or acquired from Globalstar in 1996 and 1997 and the 8% convertible redeemable preferred partnership interests (the "8% RPPIs") and 9% convertible redeemable preferred partnership interests (the "9% RPPIs"). In 2000, Globalstar's losses reduced GTL's investment in Globalstar ordinary and preferred partnership interests to zero. Accordingly, GTL has discontinued providing for its allocated share of Globalstar's net losses and recognized the remaining unallocated losses as a result of its general partner status in Globalstar.

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of June 30, 2002. On February 15, 2002, the other general partner of Globalstar, LQSS, filed a voluntary petition under Chapter 11 of the United States Code. Effective February 15, 2002, Globalstar ceased allocating losses associated with recourse debt to LQSS. As the only remaining general partner of Globalstar that has not filed for bankruptcy protection, GTL has been allocated all losses related to debt that is recourse to General Partners since February 15, 2002. As a result of its general partner status, GTL has recorded a cumulative liability of $853.6 million. Certain of Globalstar's debt, including the public debt, are non-recourse to the general partners.

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

GENERAL OVERVIEW

     GTL, a general partner of Globalstar, was created to permit public equity ownership in Globalstar. GTL does not have any operations, any personnel or facilities, and does not manage the day-to-day operations of Globalstar. GTL has no other business or investments. GTL's sole asset is its investment in Globalstar, and GTL's results of operations reflect its share of the results of operations of Globalstar on an equity accounting basis. Accordingly, GTL's results of operations only reflect its share of Globalstar's results of operations, as presented on Globalstar's financial statements. Therefore, matters discussed in this section address the financial condition and results of operations of Globalstar.

     On February 15, 2002, Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar debt facilities have been accelerated and are immediately due and payable. GTL does not intend to file an immediate petition for bankruptcy relief, but will continue to monitor events and govern its actions accordingly. In this regard, in June 2002, GTL petitioned the bankruptcy court to order the appointment of an Official Committee of Equity Security Holders to represent GTL shareholders in the bankruptcy proceeding. The court denied GTL's petition on July 12, 2002. Globalstar's bankruptcy filing and subsequent financial restructuring will likely leave shares in GTL with very little or no value. These factors among others raise substantial doubt about GTL's ability to continue as a going concern. However, the accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

     Negotiations prior to filing of Globalstar's bankruptcy petition resulted in a memorandum of understanding ("MOU") and Plan Support Agreement ("PSA") reached among Loral, Globalstar's informal committee of bondholders, representing approximately 17% of Globalstar's outstanding senior notes, and Globalstar, regarding the substantive terms of a proposed financial and legal restructuring of Globalstar's business. Under the MOU, all of Globalstar's assets would be contributed into a new Globalstar company, which would be initially owned by Globalstar's existing noteholders and other unsecured creditors. The MOU also calls for the cancellation of all existing partnership interests in Globalstar, but contemplates, subject to the satisfaction of certain conditions, a rights offering to GTL's common and preferred shareholders and Globalstar's creditors, which could give them the option to purchase shares in the new company. On May 23, 2002, Globalstar filed a Disclosure Statement and Plan of Reorganization for approval by the Bankruptcy Court, which include terms that are substantially similar to the MOU and PSA. The terms of the MOU and PSA were described in Globalstar's Form 8-K filing dated February 19, 2002. The Disclosure Statement and Plan of Reorganization were described in Globalstar's Form 8-K filing dated June 5, 2002. Pursuant to the terms of the PSA, if the Disclosure Statement is not approved by the Bankruptcy Court by August 13, 2002, then each of Loral and the Creditors Committee will have the right for 15 days thereafter to terminate the PSA. There is presently no hearing scheduled to obtain Bankruptcy Court approval of the Disclosure Statement, and accordingly it is anticipated that such approval will not be obtained by the deadline set forth in the PSA. Globalstar continues to engage in discussions with Loral and the Creditors Committee regarding the reorganization of Globalstar. No assurances can be given as to whether the PSA will be terminated by Loral or the Creditors Committee in accordance with the terms thereof or as to whether ongoing discussions with Loral and the Creditors Committee will ultimately result in a successful reorganization of Globalstar.

     Globalstar has developed a new business plan for the purpose of restructuring the partnership's finances; the plan is subject to bankruptcy court approval. The business plan assumes the conversion of all outstanding Globalstar debt obligations into equity in a new Globalstar company ("Newco") and the consolidation of certain Globalstar service provider operations into Newco. The service provider consolidation is intended to bring additional efficiencies to the operation of the Globalstar network and allow for increased coordination in the Globalstar service offerings and pricing. Globalstar believes that these steps are needed to achieve and maintain financial viability. In addition to the service provider operations to be consolidated into Newco, Globalstar intends to continue to offer its services through existing independent gateway operators in other regions.

     Pursuant to its consolidation strategy, on December 18, 2001, Globalstar signed two agreements to acquire certain subsidiaries of Vodafone Group Plc ("Vodafone") through Globalstar Corporation, a non-debtor subsidiary of Globalstar. In the first transaction, which closed on December 18, 2001, Globalstar obtained a majority interest in the Globalstar service provider company in Canada and a minority interest in the Canadian gateway company. Under the terms of the MOU, Loral would contribute its minority interest in the Canadian operations to Newco in exchange for Newco equity interests simultaneously with the confirmation of Globalstar's Plan of Reorganization. Assuming the successful execution of this transaction, Globalstar would assume full ownership of Globalstar Canada Satellite Co. ("GCSC") and a 46% equity interest in Globalstar Canada Co. ("GCC"), with the majority interest continuing to be owned by Canadian interests.

     In the second Vodafone transaction, Globalstar will acquire the United States and Caribbean service provider and gateway operations from Vodafone at a cost of $100, upon receipt of required regulatory approvals. Globalstar has paid Vodafone $1.8 million to extend the agreements from the original expiration date of March 31, 2002. Vodafone retains its service provider rights in Australia, the United Kingdom and Greece, and retains a minority interest in the Mexican Globalstar service provider business.

     TE.SA.M. is in the process of liquidating and has exited the Globalstar business. TE.SA.M. provided Globalstar service through gateways in France, Turkey, Venezuela, Argentina, and Peru. On July 2, 2002 Globalstar closed a transaction with TE.SA.M. under which Globalstar acquired TE.SA.M.'s French gateway and back office assets related to the provision of Globalstar services in Europe, TE.SA.M.'s 3,000,000 limited partnership interests in Globalstar and TE.SA.M.'s remaining inventory of 14,907 user terminals. Under the terms of the transaction, both Globalstar and TE.SA.M. forgave all outstanding obligations between the parties and provided mutual releases of liability and Globalstar funded operations of the French gateway from March 1, 2002 through July 1, 2002 at a cost of approximately 400,000 Euros. This funding was expensed as part of operations expense in the three months ended June 30, 2002. The French gateway is operational, but is not currently producing revenues. Globalstar is in the process of restarting the European business and expects begin earning revenues from the French gateway during the fourth quarter of 2002. Local purchasers in Turkey, Venezuela, Argentina, and Peru have purchased local service provider operations from TE.SA.M. and have entered into negotiations with Globalstar regarding the terms under which they would provide Globalstar services.

     Effective July 17, 2002, Globalstar entered into a contract with Space Systems/Loral ("SS/L") under which SS/L will design, manufacture, test, and launch a new satellite constellation for Globalstar (the "2 GHz Contract"). The FCC authorized this system on July 17, 2001, and required Globalstar to enter into a contract within one year. The Bankruptcy Court authorized Globalstar to enter into the 2 GHz Contract at a hearing held on July 16, 2002. Work under the 2 GHz Contract will be performed in three phases -- Design, or Definition (Phase
I), Development (Phase II) and Production (Phase III). Upon execution, Globalstar made a prepayment to SS/L to fund the projected cost of the initial six months of work on the Design Phase. Additional amounts are to be paid on an agreed schedule subject to certain funding limitations. The contract allows Globalstar to terminate the contract for convenience. The schedule for deliverables matches the implementation milestones prescribed in the FCC's July 17, 2001 authorization through launch of the first geostationary satellite into an orbit above the United States. Globalstar has asked the FCC to approve certain amendments to its authorization and also to extend the milestones for launching the non-geostationary spacecraft and for bringing into service the full constellation.

     On May 21, 2002, an employee incentive program was approved by the Bankruptcy Court to recognize and retain key employees. The total value of the program is $2.9 million of which $0.7 million was paid in July 2002. The balance of the incentive program will be paid upon the successful reorganization of Globalstar. Under certain conditions, up to $1.0 million of the remaining payments may be made in common stock of Reorganized Globalstar.

RESULTS OF OPERATIONS

     Globalstar currently provides satellite-based telephony and narrow band data services through 24 gateways. These gateways provide coverage to 133 countries, including all of North and South America (excluding northwestern Alaska and portions of Canada above 70 degrees North latitude), Europe, Australia, Russia, the Middle East, China and South Korea. For the three months ended June 30, 2002, Globalstar recorded total revenues of $4.7 million and provided 7.7 million minutes of billable telecommunication services as compared to $1.8 million and 5.4 million minutes for the three months ended June 30, 2001. As of June 2002, Globalstar had approximately 75,000 commercial subscribers using the system. Globalstar's revenues during the quarter were not sufficient to fund Globalstar's operations.

     Globalstar service providers are generally not earning revenues sufficient to fund their operating costs. Globalstar cannot be sure that they will continue operations until Globalstar's financial restructuring is completed. Globalstar's restructuring plan assumes that Globalstar will take ownership of some of these gateways, consistent with its consolidation strategy, and that Globalstar will revise its business relationships with the remaining service providers. In addition to Globalstar's acquisition of certain service provider operations from Vodafone and TE.SA.M, Globalstar is in discussions with several other service providers with the objective of restructuring their business relationships with Globalstar.

     Elsacom, Globalstar's service provider in Italy, Northern Europe and parts of Eastern Europe, ceased operations of its gateway located in Karkkila, Finland on May 13, 2002. The coverage area of Elsacom's Italy gateway was expanded to cover the region previously served by the Karkkila gateway. There was no material effect on service revenues from the closure of the gateway.

     For the three months ended June 30, 2002, Globalstar recognized total revenue of $4.7 million, consisting of $3.3 million of service revenue and $1.4 million of equipment revenue, compared to total revenue of $1.8 million, consisting of $1.7 million of service revenue and $71,000 of royalty revenue, for the three months ended June 30, 2001. For the six months ended June 30, 2002, Globalstar recognized total revenue of $8.5 million, consisting of $6.0 million of service revenue and $2.5 million of equipment revenue, compared to total revenue of $3.3 million, consisting of $3.2 million of service revenue and $143,000 of royalty revenue, for the six months ended June 30, 2001. The increase in service revenue over the previous year periods is due to Globalstar's acquisition of the majority interest in GCSC. As the majority owner of GCSC, Globalstar consolidates the financial results of GCSC. Service revenue related to GCSC for three months and six months ended June 30, 2002 was $2.5 and $4.7 million, respectively. Exclusive of Canada, Globalstar's service revenue for the three and six months ended June 30, 2002 was $1.1 million and $1.9 million, respectively, compared to $1.5 million and $2.8 million for the three and six months ended June 30, 2001. This decline was primarily due to revenue not being recognized in regions where service providers are delinquent on their service billings and is partially offset by increased minute volume. Subscriber equipment revenue of $1.4 million and $2.5 million was recognized on equipment sales to Canadian customers for the three months and six months ended June 30, 2002, respectively; no such revenue was generated in the three and six months ended June 30, 2001. During the first six months of 2002, shipments of Globalstar user terminals from manufacturers have been minimal. Consequently, no royalty income was recognized in the six months ended June 30, 2002 compared to $71,000 and $143,000 for the three months and six months ended June 30, 2001, respectively.

     Operations expense decreased to $5.3 million for the three months ended June 30, 2002 from $19.4 million for the three months ended June 30, 2001 and decreased to $9.6 million for the six months ended June 30, 2002 from $41.8 million for the six months ended June 30, 2001. The decline is primarily the result of reduced development costs incurred under Globalstar's development contract with Qualcomm, which was purportedly terminated by Qualcomm in November 2001. Costs incurred under the Qualcomm development contract were $8.3 million and $18.1 million for the three months and six months ended June 30, 2001 respectively. The balance of the decreases in operations expense are the result of cost saving measures implemented during 2001, partially offset by operation costs incurred by GCSC.

     Marketing, general and administrative expenses decreased to $10.0 million for the three months ended June 30, 2002 from $13.6 million for the three months ended June 30, 2001 and increased to $30.0 million for the six months ended June 30, 2002 from $24.3 million for the six months ended June 30, 2001. The year to date increase is primarily the result of bad debt reserves related to gateways purchased by Globalstar service providers of $2.7 million and $13.8 million for the three months and six months ended June 30, 2002, respectively. Exclusive of bad debt reserves, marketing, general and administrative expenses declined by $6.3 million and $8.1 million for the three months and six months ended June 30, 2002, respectively. These reductions are primarily related to reductions in promotional activities and cost savings measures implemented in 2001, partially offset by GCSC expenses.

     Restructuring and reorganization costs of $1.1 million and $3.2 million were incurred in the three months and six months ended June 30, 2002 respectively. These costs included fees to Globalstar's restructuring specialists including financial advisors, legal counsel, and other advisors of $0.9 million and $2.3 million, fees to the bondholders' legal counsel and financial advisors of $0.2 million and $0.9 million during the three months and six months, respectively. These costs are partially offset by interest income earned during Globalstar's Chapter 11 case of $0.1 million and $0.2 million during the three months and six months ended June 30, 2002, respectively. Restructuring and reorganization costs decreased to $1.1 million for the three months ended June 30, 2002 from $1.6 million for the three months ended June 30, 2001, and decreased to $3.1 million for the six months ended June 30, 2002 from $5.0 million for the six months ended June 30, 2001. The decrease is primarily due to the employee separation costs paid in 2001.

     Depreciation and amortization expenses decreased to $8.5 million for the three months ended June 30, 2002 from $9.5 million for the three months ended June 30, 2001 and decreased to $16.8 million for the six months ended June 30, 2002 from $19.3 million for the six months ended June 30, 2001. The decrease is primarily the result of the reduction in the Globalstar System due to failed satellites being written off in 2001.

     Interest income earned subsequent to the Petition Date is accounted for as an offset to restructuring costs. Consequently, no interest income was recognized during the three months ended June 30, 2002. Interest income was $1.1 million for the three months ended June 30, 2001. Interest income for the six months ended June 30, 2002 declined to $0.1 million from $3.4 million in the six months ended June 30, 2001. This was the result of reduced cash balances available for investment in 2002, lower interest rates and the change in accounting practice on the Petition Date.

     Globalstar ceased recognizing interest expense on pre-petition debts on the Petition Date. No interest expense was recognized for the three months ended June 30, 2002. For the three months ended June 30, 2001, $95.9 million of interest expense on pre-petition debt obligations was recognized. For the six months ended June 30, 2002, interest expense of $46.5 million was incurred, compared with $191.6 million for the six months ended June 30, 2001. This decrease is primarily the result of ceasing the recognition of interest expense on pre-petition debts on the Petition Date.

     The accrual of preferred dividends on the 8% and 9% redeemable preferred partnership interests was ceased on the Petition Date. No preferred dividends were accrued for the three months ended June 30, 2002. For the three months ended June 30, 2001, $6.6 million of preferred dividends were accrued. Preferred dividends accrued decreased to $2.9 million for the six months ended June 30, 2002 from $14.0 million for the six months ended June 30, 2001. The decrease is primarily the result of the change in accounting practice as well as conversions of portions of the 8% and 9% convertible redeemable preferred partnership interests. None of the distributions accrued during 2001 or 2002 have been paid.

     As a result of the above, the net loss applicable to ordinary partnership interests decreased to $21.2 million for the three months ended June 30, 2002 from $143.8 million for the three months ended

June 30, 2001 and decreased to $101.9 million for the six months ended June 30, 2002 from $289.2 million for the six months ended June 30, 2001.

     Globalstar is organized as a limited partnership. As such, no income tax provision or benefit is included in the accompanying financial statements because U.S. income taxes are the responsibility of its partners. Generally, taxable income or loss, deductions and credits of Globalstar are passed through to its partners.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2002, Globalstar had approximately $34.8 million in cash and cash equivalents on hand. During the remainder of 2002, Globalstar plans to use its available funds to cover its net cash out flow, which it expects to include operating costs associated with operating gateways and retail services in North America and portions of Europe and costs incurred under the 2GHz Contract, in addition to its wholesale satellite operations.

     The $34.8 million cash on hand at June 30, 2002 and the anticipated revenue from operations will not be sufficient to sustain Globalstar as a going concern through 2002. Globalstar, which filed for protection under Chapter 11 of the United States Bankruptcy Code, will require additional financing to sustain its current operations until breakeven cash flow is achieved. There can be no assurance that a successful restructuring will be completed and that such financing will be available on terms acceptable to Globalstar, if at all. If Globalstar is unable to obtain such financing, it will likely cease to operate as a going concern.

     Cash and cash equivalents decreased from $55.6 million on December 31, 2001 to $34.8 million on June 30, 2002, the decrease is primarily the result of cash used to fund operations for the six months ended June 30, 2002. Globalstar expects its short term cash requirements to increase in the second half of 2002 as it acquires service provider gateway operations in certain regions and incurs cost under the 2GHz contract with SS/L.

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

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. Globalstar adopted SFAS No. 144 on January 1, 2002. The adoption of this pronouncement did not have an impact on its financial position or its results of operations.

     In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

     Globalstar, Loral, and the Creditors Committee have agreed in principle with respect to the terms of a financial restructuring plan. Globalstar filed the resulting "Memorandum of Understanding -- Proposed Restructuring" ("MOU") and associated Plan Support Agreement ("PSA") with the Securities and Exchange Commission on February 19, 2002. The MOU is intended to form the basis for Globalstar's Chapter 11 restructuring plan. The plan, subject to creditor and bankruptcy court review and approval, cancels all partnership interests in Globalstar, including those of GTL. The MOU provides for a rights offering for GTL public shareholders providing the option to purchase shares in a reorganized Globalstar subject to certain conditions. There can be no assurance that the final plan of confirmation shall contain such rights offering or any rights offering to GTL shareholders.

     Pursuant to the terms of the PSA, if the Disclosure Statement is not approved by the Bankruptcy Court by August 13, 2002, then each of Loral and the Creditors Committee will have the right for 15 days thereafter to terminate the PSA. There is presently no hearing scheduled to obtain Bankruptcy Court approval of the Disclosure Statement, and accordingly it is anticipated that such approval will not be obtained by the deadline set forth in the PSA. Globalstar continues to engage in discussions with Loral and the Creditors Committee regarding the reorganization of Globalstar. No assurances can be given as to whether the PSA will be terminated by Loral or the Creditors Committee in accordance with the terms thereof or as to whether ongoing discussions with Loral and the Creditors Committee will ultimately result in a successful reorganization of Globalstar.

GLOBALSTAR HAS LIMITED CASH TO FUND ITS OPERATIONS.

     The $34.8 million cash on hand as of June 30, 2002 and the anticipated revenue from operations will not be sufficient to sustain Globalstar as a going concern through 2002. Globalstar, which filed for protection under Chapter 11 of the United States Bankruptcy Code, will require additional financing to sustain operations until breakeven cash flow is achieved. There can be no assurance that a successful restructuring will be completed and that such financing will be available on terms acceptable to Globalstar, if at all. If Globalstar is unable to obtain such financing, it will likely cease to operate as a going concern.

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

     On February 15, 2002, Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations have been accelerated and are immediately due and payable.

THE RATE OF GROWTH FOR THE SERVICE HAS NOT BEEN SUFFICIENT TO SUSTAIN GLOBALSTAR'S COST OF OPERATIONS.

     Low earth orbit satellite telecommunications systems are a new business sector that has not yet succeeded in the marketplace. Globalstar commenced commercial service in early 2000 but had acquired only approximately 75,000 commercial subscribers by June 30, 2002, too few to generate sufficient revenue to cover Globalstar's operating costs and service its debt. On January 16, 2001, Globalstar announced that it was not generating sufficient cash flow from operations and that it would suspend indefinitely payments on its funded debt. On February 15, 2002, Globalstar filed its voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code. By announcing a financial restructuring and filing for bankruptcy protection, Globalstar became vulnerable to additional risks, namely, that potential subscribers may defer subscribing for fear that Globalstar will cease operating in the near future, and that potential investors, partners and service providers would withhold investment because of Globalstar's uncertain future. If Globalstar is unable to restructure its debt obligations in bankruptcy, or ultimately generate positive additional cash flows from operations, Globalstar is unlikely to survive as a going concern.

GLOBALSTAR MAY BE REQUIRED TO WITHHOLD TAX ON INCOME RESULTING FROM THE CANCELLATION OF DEBT.

     Any Plan of Reorganization, such as the one based on the MOU, would likely involve the cancellation of debt in exchange for equity. The cancellation of debt will give rise to considerable taxable income that will be allocable to the partners of Globalstar. Under a certain interpretation of Section 1446 of the Internal Revenue Code of 1986, as amended, Globalstar may be obligated to pay a 35% withholding tax on all income allocated to the foreign partners regardless of the fact they will not receive a cash distribution. Globalstar believes the imposition of the withholding tax may have the effect of diverting its assets from its creditors to its foreign partners in contravention of bankruptcy law. The U.S. Department of Treasury is currently working on a regulation project that may clarify this issue. Globalstar is also evaluating other avenues of relief and is optimistic that it will be able to reduce the potential tax liability to a relatively small amount or otherwise resolve the issue. However, until a solution is confirmed, it is questionable whether Globalstar will be able to secure new investment.

GLOBALSTAR DEPENDS ON SERVICE PROVIDERS TO MARKET ITS SERVICE AND IMPLEMENT IMPORTANT PARTS OF ITS SYSTEM.

     Globalstar depends on unaffiliated service providers to purchase, install and operate gateway equipment, to sell phones and to market Globalstar service in each country where the service provider holds exclusive rights. Not all of these service providers have been successful, and in some countries they have not initiated service according to their schedules, or sold as much usage as they originally anticipated. Globalstar service providers are generally not earning revenues sufficient to fund their operating costs and several are delinquent on their payments to Globalstar. Globalstar cannot be sure that they will continue operations until Globalstar's financial restructuring is completed. Globalstar's restructuring plan assumes that Globalstar will take ownership of some of these gateways, consistent with its consolidation strategy, and that Globalstar will revise its business relationship with the remaining service providers. In addition to Globalstar's acquisition of certain service provider operations and assets from Vodafone and TE.SA.M., Globalstar is in discussions with several other service providers with the objective of restructuring their business relationships with Globalstar. Elsacom, Globalstar's service provider in Italy, Northern Europe and parts of Eastern Europe, ceased operations of its gateway located in Karkkila, Finland on May 13, 2002. The coverage area of Elsacom's Italy Gateway was expanded to cover the region previously served by the Karkkila gateway.

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

     While Globalstar believes that the consolidation of certain service providers with Globalstar will increase operating efficiencies and provide for improved global service coordination, there can be no assurance that such efficiencies will be realized once operations are consolidated. Globalstar has no experience in offering Globalstar services at the retail level and may encounter unforeseen difficulties in assuming retail service provider operations. While the European assets Globalstar acquired from TE.SA.M. in July 2002 are operational, TE.SA.M. ceased revenue producing services in Europe in late 2001. The Western European Globalstar service, including distribution networks, billing and customer care operations, must be restarted before revenue can be earned from the French gateway.

GTL MAY BE UNABLE TO FUND MANDATORY REDEMPTION REQUIREMENTS OF 8% AND 9% CONVERTIBLE REDEEMABLE PREFERRED STOCK.

     The 8% and 9% convertible redeemable preferred stock of GTL has mandatory redemption dates in 2011. Under the terms of the mandatory redemption, GTL may make payments to the holders in either cash or common stock or a combination thereof. Based upon the price of GTL's common stock at June 30, 2002, GTL has not authorized a sufficient number of shares of common stock to effect payment in common stock. Accordingly, as of June 30, 2002, GTL classified $196,152,000 of the 8% and 9% convertible redeemable preferred stock outside the shareholders' deficit section of the balance sheet based on GTL's average common stock price in the 10-day period preceding June 30, 2002 (approximately $0.07). The number of shares of GTL common stock that may be issued on the mandatory redemption date will depend on factors at the redemption date including the price of GTL's common stock and the number of shares of 8% and 9% convertible redeemable preferred stock outstanding at the time of the redemption. The amount of the 8% and 9% convertible redeemable preferred stock classified outside the shareholders' deficit section will vary in future periods depending on these variables.

GTL HAS BEEN DE-LISTED BY THE NASDAQ NATIONAL MARKET.

     On June 14, 2001, GTL's listing was transferred to the Nasdaq SmallCap Market. This change, while still permitting public trading of GTL's shares, reduced their liquidity and may also have had an adverse effect on their trading value. Since December 12, 2001, GTL has traded on the Nasdaq OTC Bulletin Board under the symbol GSTRF.OB. There can be no assurance that there will be any future trading market for the GTL common stock.

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

GLOBALSTAR'S SATELLITES HAVE A LIMITED USEFUL LIFE AND MAY FAIL PREMATURELY.

     Globalstar's system has performed well, in general. The satellites in orbit have certain redundant systems in case of failure. However, in-orbit failure may result from various causes, including:

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

     Globalstar has since experienced seven additional anomalies, one in late November 2001, two in February 2002, one in April 2002, one in June 2002 and two in July 2002. These events are again similar in observed behavior to the prior events. Of these seven satellites, three have been recovered, with two returned to service and one held as an in plane spare. The remaining four satellites are still out-of-service undergoing diagnostic testing and recovery operations. While the performance characteristics of these discrepant satellites are similar to those that have been successfully recovered, recovery cannot be guaranteed and may take a considerable time to achieve.

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

     In July 2001, the FCC authorized Globalstar, along with seven other applicants, to construct and launch a second generation system in the 2 GHz spectrum band. The FCC established construction milestones. Globalstar's failure to meet one or more of these milestones could result in cancellation of Globalstar's 2 GHz authorization. Effective July 17, 2002, Globalstar entered into a contract with SS/L under which SS/L will design, manufacture, test, and launch a new satellite constellation for Globalstar (the "2 GHz Contract"). Work under the 2 GHz Contract will be performed in three phases -- Design, or Definition (Phase I), Development (Phase II) and Production (Phase III). Upon execution, Globalstar made a prepayment to SS/L to fund the projected cost of the initial six months of work on the Design Phase. Additional amounts are to be paid on an agreed schedule subject to certain funding limitations. The contract allows Globalstar to terminate the contract for convenience. The schedule for deliverables matches the implementation milestones prescribed in the FCC's July 17, 2001 authorization through launch of the first geostationary satellite into an orbit above the United States. Globalstar has asked the FCC to approve certain amendments to its authorization and also to extend the milestones for launching the non-geostationary spacecraft and for bringing into service the full constellation. The can be no assurance that the FCC will approve such amendments.

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

     Satellite-based telecommunications systems are characterized by high up-front costs and relatively low operating costs. Several systems are being proposed and, while the proponents of these systems believe that there will be significant demand for their services, actual demand will not become known until such systems are operational. If the capacity of Globalstar and competing systems exceeds demand, price competition could be intense. Further, the reorganizations of Iridium L.L.C. and ICO have allowed them to dramatically reduce or eliminate their debt and the need to service that debt. Globalstar anticipates that if it is able to successfully reorganize it will also reduce or eliminate its debt and the need to service that debt.

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

GLOBALSTAR COULD FACE LIABILITY BASED ON ALLEGED HEALTH RISKS.

     There has been adverse publicity concerning alleged health risks associated with the use of portable hand-held telephones which have transmitting antennae. Recent medical studies, however, have failed to confirm such health risks. In any event, because hand-held Globalstar telephones will use on average lower power to transmit signals than traditional cellular telephones, Globalstar does not believe that any new guidelines from the Federal Communications Commission, or any other regulatory agency, will require any significant modifications of its system or of its hand-held telephones. Even so, Globalstar cannot be certain that these guidelines, or any associated health issues, will not have an adverse effect on Globalstar's business.

GLOBALSTAR RELIES ON KEY PERSONNEL.

     Globalstar must hire and retain highly qualified personnel to operate its system and manage its business successfully. None of GTL's or Globalstar's officers have an employment contract with GTL or Globalstar, except that Mr. Olof Lundberg has a written agreement to serve as chairman of Globalstar's Committee of General Partners and chief executive officer of Globalstar and that Mr. Ira E. Goldberg has agreed to serve as the restructuring officer of GTL under terms set out by the Board of Directors of GTL. In addition, neither GTL nor Globalstar maintains "key man" life insurance. The departure of any of its executives or other key employees could have an adverse effect on Globalstar's business, especially during its restructuring period. Globalstar has implemented a retention bonus program in an effort to retain its executives and key employees, however, there can be no assurance that such efforts will be successful or that Globalstar will be able to attract qualified persons to replace departing personnel.

DEPENDENCE ON KEY VENDORS.

     Globalstar is dependent on QUALCOMM for gateway hardware and software, on QUALCOMM as the exclusive manufacturer of phones using the IS-41 CDMA North American standard, and on Telit for the manufacture of GSM dual-mode phones. Ericsson has discontinued manufacturing Globalstar products, and there is no assurance that QUALCOMM or Telit will not choose to terminate its business relationship with Globalstar. If either does, Globalstar may not be able to find a replacement; if Globalstar does find a replacement, there may be a substantial period of time in which its products are not available.

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

     SS/L has not terminated its satellite contract with Globalstar and has continued the production of eight spare satellites. In the context of its bankruptcy case, Globalstar is in discussions with SS/L regarding the settlement of unpaid amounts due under the satellite contract and the transfer of title to the spare satellites, which is currently held by SS/L, to Globalstar. There can be no assurances that Globalstar and SS/L will reach agreement on terms and conditions, or that the bankruptcy court will approve, a settlement that will result in the delivery of the satellites from SS/L to Globalstar.

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

AS A GENERAL PARTNER, GTL IS LIABLE FOR THE RECOURSE DEBT AND OTHER OBLIGATIONS OF GLOBALSTAR.

     Because GTL is a general partner of Globalstar, GTL is jointly and severally liable with the other general partner for the recourse debt and other recourse obligations of Globalstar to the extent Globalstar is unable to pay such debts. GTL believes that such recourse obligations totaled approximately $1.4 billion as of June 30, 2002. Globalstar's other general partner, LQSS, filed for protection under the U.S. Bankruptcy Code on February 15, 2002 and is extremely unlikely to have sufficient funds to pay the portion of Globalstar's recourse debt previously allocated to it. Certain of Globalstar's debt, including the public debt, are non-recourse to the general partners.

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

     In January 2001, GTL announced that it was suspending indefinitely dividend payments on its 8% preferred stock and its 9% preferred stock. Under the terms of each such series of preferred stock, if GTL should fail to pay dividend payments on such series for an aggregate of six quarters, holders of the majority of the outstanding shares of that series will have the right to elect up to two additional members to GTL's Board of Directors. Globalstar's partnership agreement further provides that in the event accrued and unpaid dividends accumulate to an amount equal to six quarterly dividends on the 8% preferred stock and/or the 9% preferred stock, holders of the majority of such outstanding preferred stock, voting together as a class, will have the right to appoint one additional member to Globalstar's General Partners' Committee. Dividends have been accrued and not paid for six consecutive quarters on May 15, 2002 and June 1, 2002 for the 8% preferred stock and the 9% preferred stock, respectively. As of June 30, 2002, these rights have not been exercised.

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

GTL HAS NO SOURCE OF FUNDS OTHER THAN THOSE PROVIDED BY GLOBALSTAR.

     GTL is totally dependent on Globalstar for funding of its ongoing operating costs, including legal fees, transfer agent fees, directors fees and its restructuring officer. Continued funding from Globalstar is subject to bankruptcy court approval and there can be no assurance that future funding of GTL will be authorized.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2002 and December 31, 2001, the fair value of Globalstar's long-term debt and interest bearing vendor financing (collectively, "long-term obligations") was estimated to be $249 million and $201 million, respectively, using quoted market prices or, in the case of vendor financing and term-loans with variable interest rates, the ratio of the carrying amount to fair value of the senior notes for 2002 and 2001. The long-term obligations carrying value exceeded fair value by $2.8 billion and 2.9 billion as of June 30, 2002 and December 31, 2001, respectively. Market rate risk on long-term obligations is estimated as the potential increase in annual interest expense resulting from a hypothetical one percentage point increase in interest rates and amounted to approximately $31 million and $30 million as of June 30, 2002 and December 31, 2001, respectively.

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

     During 2001, Ericsson OMC Limited ("Ericsson") filed two separate demands for arbitration with the American Arbitration Association that sought monetary damages in the combined amount of $64.0 million with respect to two contracts. Ericsson took the position that Globalstar failed to satisfy minimum purchase requirements for phones under two contracts, one for the purchase of Fixed Access Units (FAU) and one for the purchase of mobile R290 units (R290). The parties negotiated a settlement and liquidation in the amount of $35.0 million, which amount is a creditor's claim by Ericsson against Globalstar.

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

     On February 15, 2002, Globalstar and certain of its subsidiaries filed voluntary petitions under Chapter 11 of Title 11, United States Code, in the United States Bankruptcy Court for the District of Delaware (Case Nos. 02-10499, 02-10501, 02-10503 and 02-10504). Globalstar and its debtor subsidiaries remain in possession of their assets and properties and continue to operate their businesses as debtors-in-possession. As a result of Globalstar's bankruptcy petition, several of Globalstar's debt obligations have been accelerated and are immediately due and payable.

ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5.  OTHER INFORMATION

     Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

     Exhibit 12     Statement Regarding Computation of Ratios
     Exhibit 99.1   Certification Required by 18 U.S.C. Section 1350
     Exhibit 99.2   Certification Required by 18 U.S.C. Section 1350
     Exhibit 99.3   Certification Required by 18 U.S.C. Section 1350

     (b) Reports on Form 8-K

DATE OF REPORT                                          DESCRIPTION
--------------                                          -----------
February 19, 2002.............  Bankruptcy or Receivership -- Globalstar filed for Chapter
                                11 Protection on February 15, 2002. Other Events -- Loral
                                Space & Communications Ltd. and the Informal Committee of
                                Bondholders reach an agreement on the restructuring of
                                Globalstar.
June 5, 2002..................  Other Events -- On May 23, 2002, Globalstar filed with the
                                Bankruptcy Court a Joint Plan of Reorganization and a
                                Related Disclosure Statement.

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

Date: August 12, 2002